Form 10QSB
period 1996-03-31
AMERICAN PHARMACEUTICAL CO /DE
filed 1996-06-28
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                 AMENDMENT NO. 1
                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                         AMERICAN PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               84-1139559
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

200 Webro Rd., Parsippany, New Jersey                             07054
(Address of principal executive office)                         (Zip Code)

       Registrant's telephone number, including area code: (201) 515-1000

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                    4,681,765
         Number of shares of Common Stock outstanding as of May 09, 1996

      TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                        AMERICAN PHARMACEUTICAL COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                                      March 31,   December 31,
                                                                        1996          1995
                                                                      ---------   ------------
     ASSETS

Current assets:
  Cash                                                                $     32      $    109
  Accounts receivable, net of allowances
    of $91,000                                                             626           301
  Inventories                                                              508           583
  Prepaid expenses and other current assets                                 33            17
                                                                      --------      --------
  Total current assets                                                   1,199         1,010
Fixed assets at cost less accumulated
  depreciation and amortization                                            534           532
Goodwill                                                                   565           574
Other assets                                                                69            69
                                                                      --------      --------
                                                                      $  2,367      $  2,185
                                                                      ========      ========
     LIABILITIES AND SHAREHOLDERS' EQUITY (Capital Deficiency)

Current liabilities:
  Current portion of long term debt                                   $    131      $    131
  Accounts payable                                                         795           926
  Loans Payable-shareholders                                             1,570         1,050
  Accrued expenses and other liabilities                                   429           471
                                                                      --------      --------
    Total current liabilities                                            2,925         2,578
Long-term debt, less current portion                                       681           715
Dividends in arrears                                                       634           537
Commitments, contingencies and other matters
Shareholders' equity (Capital deficiency):
   Redeemable Preferred Stock, par value $.0001 per share;
   authorized 10,000,000 shares:
     Series A Voting Cumulative Convertible Preferred Stock,
       authorized 1,000,000 shares; issued and outstanding
       912,000 shares (aggregate liquidation preference $2,719,000)      2,280         2,280
     Series B Voting Cumulative Convertible Preferred
       Stock, authorized 1,000,000 shares; issued and
       outstanding 624,000 shares (aggregate liquidation
       prefenerce $1,755,000)                                            1,560         1,560
     Common Stock, par value $.01 per share;
       authorized 20,000,000 shares; outstanding
       4,681,765 shares                                                     47            47
     Additional capital                                                  6,349         6,446
     Deficit                                                           (12,109)      (11,978)
                                                                      --------      --------
       Total shareholders' equity (capital deficiency)                  (1,873)       (1,645)
                                                                      --------      --------
                                                                      $  2,367      $  2,185
                                                                      ========      ========



        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,      March 31,
                                                          1996           1995
                                                        ---------      ---------
Net sales                                                 1,114        $  1,320
Cost of sales                                               840           1,546
                                                        -------        --------
  Gross profit (loss)                                       274            (226)

Operating expenses:

  Selling and distribution                                  240             355
  General and administrative                                113             504
  Amortization of intangible assets                           9              12
                                                        -------        --------
Operating (loss)                                            (88)         (1,097)
Interest expense                                             43            --
                                                        -------        --------
Net (loss)                                              $  (131)       $ (1,097)
                                                        =======        ========
Net (loss) per share of Common Stock                    $  (.05)       $   (.29)
                                                        =======        ========
Weighted average number of common shares outstanding      4,682           4,065
                                                        =======        ========


        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                             1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
  Net (loss)                                               $   (131)   $ (1,097)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
      Depreciation and amortization                              31          16
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable               (325)        119
      Decrease in inventories                                    75         528
      (Increase) decrease in prepaid expenses and
        other assets                                            (16)         54
      (Decrease) in accounts payable and other
        current liabilities                                    (173)       (177)
                                                           --------    --------
  Net cash (used) by operating activities                      (539)       (557)
Cash flows from financing activities:
  Net proceeds (costs) from sales of capital stock                          389
  Proceeds from loan payable - shareholders                     520
  Principle payments under long-term debt                       (34)        (31)
                                                           --------    --------
  Net cash provided by financing activities                     486         358
Cash flows from investing activities:
  Capital expenditures                                          (24)        (30)
                                                           --------    --------
  Net cash (used) by investing activities                       (24)        (30)
                                                           --------    --------
Net (decrease) increase in cash                                 (77)       (229)
Cash at beginning of period                                     109         255
                                                           --------    --------
Cash at end of period                                      $     32    $     26
                                                           ========    ========



        The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter (non-prescription) drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at March 31, 1996 and for the three month periods ended March 31, 1996 and March 31, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1995 was derived from the audited financial statements at such date.

Pursuant to accounting requirements of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB, the accompanying financial statements and these notes do not include all disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these statements should be read in conjunction with the Company's most recent annual financial statements.

Results of operations for interim periods are not necessarily indicative of those to be achieved for a full year.

Significant Accounting Policies:

Principles of consolidation:

The consolidated financial statements include the accounts of American Pharmaceutical Company, its wholly-owned subsidiary (U.S. Labs), and a majority owned subsidiary (Rx Mail). Significant intercompany accounts and transactions have been eliminated in consolidation. References herein to the "Company" refer to American Pharmaceutical Company and its subsidiaries, or American Pharmaceutical Company, as the context may require.

Income Taxes:

Income tax benefits associated with the Company's net operating losses have not been recognized since the likelihood of realization cannot be determined.

Contingencies and Other Matters:

Legal proceedings:

The Company's wholly-owned subsidiary, APC, has been named as a defendant in several product liability cases involving Diethylstilbestrol, or DES, a product produced by an unrelated corporation which, in 1973, sold certain tangible and intangible assets to APC. All of the pending cases are being defended by insurance carriers and in no case has a judgement been entered against APC. While the lawsuits seek damages in excess of the Company's insurance coverage, Christian Van Pelt, P.C., General Counsel to the Company has advised the Company that the likelihood of a successful material judgement against the Company is remote, accordingly, it is the opinion of management that the outcome of this litigation will not have a material effect on the Company's financial statements.

A shareholder of the Company filed a lawsuit in 1995 in the United States District Court for the Eastern District of Virginia contending that certain misrepresentations were made to him in the written offering materials circulated by the Company in connection with the private placement of the Company's securities. As damages, plaintiff is seeking a return of his investment (approximately $57,000, plus an unspecified amount of interest). At the present time, the Company has filed a written response to the complaint denying all of the material factual allegations made by plaintiff. Discovery has concluded, a pretrial order has been entered and a trial date of May 13, 1996 has been scheduled. Prior to the pretrial conference motion for summary judgement was filed by the Company, but was denied by the Court, as the Court concluded that certain factual issues precluded the summary disposition of the litigation, These factual issues will be resolved by a jury at the time of trial. As it is virtually impossible to predict how a jury will interpret the evidence submitted during the trial, no prediction can be made as to the outcome of the litigation. Accordingly, an adverse result is neither probable nor remote. If the outcome of the litigations is adverse to the Company it may serve as res judicata against the Company with respect to other securities sold in the private placement and such event would have a material adverse effect on the Company.

In April, 1996 the former president and director of the Company filed a complaint against the Company and Christian Van Pelt in the United Stated District Court for the Southern District of New York pursuant to which Mr. Brown is seeking the return of 333,334 shares of the Company's common stock registered in his name which he had previously delivered to Mr. Van Pelt, together with an irrevocable stock power and his resignation. Mr. Brown is also seeking the repayment of other costs and expenses which he may have incurred in connection with this matter. The Company intends to vigorously defend this lawsuit.

Debt Restructuring:

In April 1995, the Company and the former shareholders of the Company entered into an agreement to amend certain agreements relating to the sale and purchase of the Company in 1992. Pursuant to the agreement, amounts payable to the former shareholders of $439,000 and $1,229,000 due them pursuant to notes payable and noncompetition obligations, respectively, were exchanged for $1,000,000 of modified promissory notes and 267,363 shares of the Company's Common Stock valued at $2.50 per share. The transaction was accounted for in accordance with SFAS 15, Accounting for Debt Restructuring.

(1) $805,000 of such amount represents the discounted value of the promissory notes issued in connection with the debt restructuring and is payable in monthly installments through 2002. The discount relects an effective interest rate of 1 1/2%. The notes are subordinated to certain future financings and are collateralized by substantially all of the assets of the Company. Notes for $660,000 were exchanged for 267,363 shres of the Company's Common Stock in April 1995.

Maturities of debt during the next five years, including the portion classified as current, are $144,000 in 1996, $144,000 in 1997, $144,000 in 1998, $144,000
in 1999, $144,000 in 2000 and $137,000 thereafter, less amounts representing imputed interest of $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Results of Operations:

Sales:

Net sales of $1,114,000 for the three months ended March 31, 1996 compare to sales of $1,320,000 in the corresponding period of the prior fiscal year.

The Company recently appointed a new Chief Operating Officer, a new Vice President of Sales and Marketing to assist management in increasing sales and improving customer relations and service, and a new Vice President of Production to reduce costs and shorten inventory turnaround time. Immediate attention has been given to (I) expanding the company's customer base, (ii) evaluating the current product line to eliminate the Company's internal sales staff evaluating the productivity and geographic dispersion of its independent sales representatives. In addition, the Company intends to aggressively develop and promote its sales programs and new product introductions.

While management believe these actions are important steps toward increasing sales, future increases in sales continue to be dependent on, among other things, (I) sufficient levels of capital, (ii) increases in repackaging throughput (see "Gross Margins" below), and (iii) its ability to broaden the customer base and product line. There can be no assurance that such efforts will be successful.

Gross Margins:

The Company's gross margin for the three months ended March 31, 1996 increased to $274,000 compared to ($226,000) for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to a favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

Management, including the recently appointed Chief Operating Officer and new Vice Presidents, are taking steps to improve efficiencies, reduce costs and enhance customer service. Such steps include new procedures to ensure that the Company is purchasing quality material at competitive prices, establishing minimum and maximum inventory levels, establishing larger and standard batch sizes, establishing "brite" (filled but unlabeled bottles) stock to expedite filling of customer orders and evaluate the current equipment with the intention of reducing labor intensive operations. Also, the company will utilize excess a\capacity by providing custom packaging of products provided by the customer (toll packaging). In addition, management expects to work with employees and their union to develop an incentive plan to increase output and maintain the quality of the products. There can be no assurance that such efforts will be successful.

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the three months ended March 31, 1996 decreased $115,000 to $240,000, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past three months, but there ca be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the three months ended March 31, 1996 decreased $391,000 from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorga ization of personnel in 1995.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $158,000 to $(1,726,000), at March 31, 1996 from $(1,568,000) at December 31, 1995. During the three months ended March 31, 1996 the Company received short term loans from shareholders of $520,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 2.  Changes in Securities

The Warrant expiration dates of the Class B and Class C Warrants were extended from April 30, 1996 to October 31, 1996, entitling the holders thereof to exercise their Warrants at any time prior to October 31, 1996.

ITEM 3.  Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $634,000 through March 31, 1996.

ITEM 5.  Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             None

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed by the Registrant during the quarter ended March 31, 1996

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       American Pharmaceutical Company
                                               (Registrant)


May 10, 1996                           /s/ Christian M. Van Pelt
                                       ---------------------------------------
                                       Christian M. Van Pelt President (Chief
                                       Executive Officer)


May 10, 1996                           /s/ Alfred C. Bagwell
                                       ---------------------------------------
                                       Alfred C. Bagwell, Senior Vice President,
                                       (Chief Operating Officer), Principal
                                       Financial Officer