Form 10QSB
period 1996-06-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1996-08-14
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         AMERICAN PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    84-1139559
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

 200 Webro Rd., Parsippany, New Jersey                     07054
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (201) 515-1000

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---

                                    4,681,765
       Number of shares of Common Stock outstanding as of August 12, 1996

      TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES| | NO|X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                   June 30,   December 31,
                                                    1996         1995
                                                  ---------    ---------
     ASSETS

Current assets:
   Cash                                           $      21    $     109
   Accounts receivable, net of allowances
     of $91,000                                         653          301
   Inventories                                          583          583
   Prepaid expenses and other current assets             25           17
                                                  ---------    ---------

  Total current assets                                1,282        1,010

Fixed assets at cost less accumulated
   depreciation and amortization                        507          532
Goodwill                                                556          574
Other assets                                             69           69
                                                  ---------    ---------

                                                  $   2,414    $   2,185
                                                  =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
             (Capital Deficiency)

Current liabilities:
   Current portion of long term debt                    131    $     131
   Accounts payable                                     807          926
   Loans payable-shareholders                         1,770        1,050
   Accrued expenses and other liabilities               374          471
                                                  ---------    ---------
     Total current liabilities                        3,082        2,578

Long-term debt, less current portion                    648          715
Dividends in arrears                                    731          537

Commitments, contingencies and other matters

Shareholders' equity:
   Preferred Stock, par value $.0001 per share;
     authorized 10,000,000 shares:
     Series A Voting Cumulative Convertible
       Preferred Stock, authorized 1,000,000
       shares; issued and outstanding 912,000
       (aggregate liquidation
       preference $2,777,000)                         2,280        2,280
    Series B Voting Cumulative Convertible
     Preferred Stock, authorized 1,000,000
     shares; issued and outstanding 624,000
     (aggregate liquidation value $1,792,000)         1,560        1,560
  Common Stock, par value $.01 per share;
    authorized 20,000,000 shares; outstanding
    4,681,765 shares                                     47           47
   Additional capital                                 6,252        6,446
   Deficit                                          (12,186)     (11,978)
                                                  ---------    ---------

     Total shareholders' equity                      (2,047)      (1,645)
                                                  ---------    ---------

                                                  $   2,414    $   2,185
                                                  =========    =========
*See note regarding Proforma Balance Sheet

       The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                     Six Months Ended       Three Months Ended
                                    ------------------     -------------------
                                    June 30,  June 30,     June 30,    June 30,
                                      1996      1995         1996        1995
                                    -------    -------     --------    -------

Net sales                           $ 2,047    $ 2,308       $   933    $   988

Cost of sales                         1,472      2,835           632      1,289
                                    -------    -------       -------    -------

Gross profit                            575       (527)          301       (301)

Operating expenses:

  Selling and distribution              461        673           221        318
  General and administrative            227        850           114        346
  Amortization of intangible assets      18         24             9         12
                                    -------    -------       -------    -------

                                        706      1,547           344        676
                                    -------    -------       -------    -------

Operating (loss)                       (131)    (2,074)          (43)      (977)

Interest expense                         67         26            24         26
                                    -------    -------       -------    -------



Net (loss)                          $  (198)   $(2,100)      $   (67)   $(1,003)
                                    =======    =======       =======    =======


Net (loss) per share of
  Common Stock                      $  (.01)   $  (.52)      $  (.00)   $  (.25)
                                    =======    =======       =======    =======


Weighted average number of
  common shares outstanding           4,682      4,332         4,682      4,332
                                    =======    =======       =======    =======


       The accompanying notes are an integral part of these statements.

                        AMERICAN PHARMACEUTICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                              Six Months Ended
                                                            --------------------
                                                            June 30,   June 30,
                                                              1996       1995
                                                            --------  ---------

Cash flows from operating activities:
  Net (loss)                                                 $  (198)   $(2,100)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
      Depreciation and amortization                               47         57

  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                (352)       453
      Decrease in inventories                                      -        993
      (Increase) decrease in prepaid expenses and
        other assets                                              (8)       107
      (Decrease) increase in accounts payable and other
        current liabilities                                     (216)    (1,090)
                                                            --------  ---------

  Net cash (used) by operating activities                       (727)    (1,580)

Cash flows from financing activities:
  Net reduction in long-term debt from re-structure                -         81
  Net proceeds (costs) from sales of capital stock                 -        985
  Principle payments under long-term debt                        (67)       (43)
  Loans                                                          720        550
                                                            --------  ---------
  Net cash provided by financing activities                      653      1,573

Cash flows from investing activities:
  Capital expenditures                                           (14)       (67)
                                                            --------  ---------

  Net cash (used) by investing activities                        (14)       (67)

Net (decrease) increase in cash                                  (88)       (74)
Cash at beginning of period                                      109        255
                                                            --------  ---------

Cash at end of period                                        $    21   $    181
                                                            ========  =========

       The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter and prescription drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at June 30, 1996 and for the six and three month periods ended June 30, 1996 and June 30, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1995 was derived from the audited financial statements at such date.

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

A shareholder of the Company filed a lawsuit in 1995 in the United States District Court for the Eastern District of Virginia contending that certain misrepresentations were made to him in the written offering materials circulated by the Company in connection with the private placement of the Company's securities. As damages, plaintiff was seeking a return of his investment (approximately $57,000, plus an unspecified amount of interest). On May 13, 1996 the Court directed a verdict in favor of the Company.

In April, 1996 the former president and director of the Company filed a complaint against the Company and Christian Van Pelt in the United Stated District Court for the Southern District of New York. The Company was notified on August 12, 1996 that Mr. Brown discontinued the complaint.

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

Results of Operations:

Sales:

Net sales for the six and three months ended June 30, 1996 were $2,047,000 and $933,000 compared to $2,308,000 and $988,000 in the corresponding period of the prior fiscal year.

The Company recently appointed a new President and Chief Executive Officer, a new Vice President of Sales and Marketing to assist management in increasing sales and improving customer relations and service, and a new Vice President of Production to reduce costs and shorten inventory turnaround time. Immediate attention has been given to (I) expanding the company's customer base, (ii) evaluating the current product line to eliminate the Company's internal sales staff evaluating the productivity and geographic dispersion of its independent sales representatives. In addition, the Company intends to aggressively develop and promote its sales programs and new product introductions.

While management believe these actions are important steps toward increasing sales, future increases in sales continue to be dependent on, among other things, (I) sufficient levels of capital, (ii) increases in repackaging throughput (see "Gross Margins" below), and (iii) its ability to broaden the customer base and product line. There can be no assurance that such efforts will be successful.

Gross Margins:

The Company's gross margin for the six and three months ended June 30, 1996 increased to $575,000 and $301,000 compared to ($527,000) and ($301,000) for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to an favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

Management, including the recently appointed President and Chief Executive Officer and new Vice Presidents, are taking steps to improve efficiencies, reduce costs and enhance customer service. Such steps include new procedures to ensure that the Company is purchasing quality material at competitive prices, establishing minimum and maximum inventory levels, establishing larger and standard batch sizes, establishing "brite" (filled but unlabeled bottles) stock to expedite filling of customer orders and evaluate the current equipment with the intention of reducing labor intensive operations. Also, the company will utilize excess capacity by providing custom packaging of products provided by the customer (toll packaging). In addition, management expects to work with employees and their union to develop an incentive plan to increase output and maintain the quality of the products. There can be no assurance that such efforts will be successful.

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the six and three months ended June 30, 1996 decreased $212,000 and $97,000 respectively, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past six months, but there can be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the six and three months ended June 30, 1996 decreased $623,000 and $232,000 respectively, from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorganization of personnel in 1995.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $232,000 to ($1,800,000), at June 30, 1996 from ($1,568,000) at December 31, 1995. During the six months ended June 30, 1996 the Company received short term loans from shareholders of $720,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 3.  Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $731,000 through June 30, 1996.

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  None

             (b)  Reports on Form 8-K:

                  The Company filed a current report on Form 8-K dated May 24, 1996, reporting under Item 5. "Other Events" that Mr. Alfred
                  C. Bagwell was appointed President and Chief Executive Officer, effective immediately.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                American Pharmaceutical Company
                                                           (Registrant)


August 14, 1996                              /s/Christian M. Van Pelt
                                             ----------------------------------
                                             Christian M. Van Pelt, Chairman of
                                             the Board



August 14, 1996                              /s/Alfred C. Bagwell
                                             ----------------------------------
                                             Alfred C. Bagwell,  President
                                             (Chief Executive Officer)