Form 10QSB
period 1996-09-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1996-11-13
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                    4,681,765
      Number of shares of Common Stock outstanding as of November 11, 1996

    TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)
                                                  September 30,     December 31,
                                                      1996             1995
                                                    --------         --------
     ASSETS
Current assets:
  Cash                                              $     33         $    109
   Accounts receivable, net of allowances
     of $28,600 and $91,000                              632              301
   Inventories                                           645              583
   Prepaid expenses and other current assets              49               17
                                                    --------         --------
  Total current assets                                 1,359            1,010
Fixed assets at cost less accumulated
   depreciation and amortization                         486              532
Goodwill                                                 548              574
Other assets                                              67               69
                                                    --------         --------
                                                    $  2,460         $  2,185
                                                    ========         ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     (Capital Deficiency)
Current liabilities:
   Current portion of long term debt                $    131         $    131
  Accounts payable                                       874              926
  Loans payable-shareholders                           1,970            1,050
   Accrued expenses and other liabilities                281              471
                                                    --------         --------
     Total current liabilities                         3,256            2,578
Long-term debt, less current portion                     610              715
Dividends in arrears                                     829              537
Commitments, contingencies and other matters
Shareholders' equity:
   Preferred Stock, par value $.0001 per share;
    authorized 10,000,000 shares:
     Series A Voting Cumulative Convertible
      Preferred Stock, authorized 1,000,000
      shares; issued and outstanding 912,000
      (aggregate liquidation preference
      $2,835,000)                                      2,280            2,280
     Series B Voting Cumulative Convertible
      Preferred Stock, authorized 1,000,000
      shares; issued and outstanding 624,000
      (aggregate liquidation value $1,834,000)         1,560            1,560
  Common Stock, par value $.01 per share;
    authorized 20,000,000 shares; outstanding
    4,681,765 shares                                      47               47
   Additional capital                                  6,154            6,446
   Deficit                                           (12,276)         (11,978)
                                                    --------         --------
     Total shareholders' equity                       (2,235)          (1,645)
                                                    --------         --------
                                                    $  2,460         $  2,185
                                                    ========         ========

        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                          Nine Months Ended   Three Months Ended
                                          -----------------   ------------------
                                          Sept 30,  Sept 30,  Sept 30,  Sept 30,
                                            1996      1995      1996      1995
                                            ----      ----      ----      ----
Net sales                                 $ 3,148   $ 3,644   $ 1,101   $ 1,336
Cost of sales                               2,279     3,879       807     1,044
                                          -------   -------   -------   -------
Gross profit                                  869      (235)      294       292
Operating expenses:
  Selling and distribution                    655     1,015       194       342
  General and administrative                  313     1,180        86       330
  Amortization of intangible assets            26        35         8        11
                                          -------   -------   -------   -------
                                              994     2,230       288       683
                                          -------   -------   -------   -------
Operating (loss)                             (125)   (2,465)        6      (391)
Other income                                            107                 107
Interest expense                             (163)      (46)      (96)      (20)
                                          -------   -------   -------   -------
Net (loss)                                $  (288)  $(2,404)  $   (90)  $  (304)
                                          =======   =======   =======   =======
Net  (loss) per share of
  Common Stock                            $  (.01)  $  (.60)  $  (.00)  $  (.09)
                                          =======   =======   =======   =======
Weighted average number of
  common shares outstanding                 4,682     4,408     4,682     4,504
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                             Sept 30,  Sept 30,
                                                               1996      1995
                                                               ----      ----
Cash flows from operating activities:
  Net (loss)                                                  $(288)    $(2,404)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
      Depreciation and amortization                              86          81
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable               (331)         85
      (Increase) decrease in inventories                        (62)        911
      (Increase) decrease in prepaid expenses and
        other assets                                            (32)        145
      (Decrease) in accounts payable and other
        current liabilities                                    (242)     (1,260)
                                                              -----     -------
  Net cash (used) by operating activities                      (869)     (2,442)
Cash flows from financing activities:
  Net reduction in long-term debt from re-structure            --            81
  Net proceeds (costs) from sales of capital stock             --         1,625
  Principle payments under long-term debt                      (105)        (79)
  Loans                                                         920         650
                                                              -----     -------
  Net cash provided by financing activities                     815       2,277
Cash flows from investing activities:
  Capital expenditures                                          (22)        (90)
                                                              -----     -------
  Net cash (used) by investing activities                       (22)        (90)
Net (decrease) increase in cash                                 (76)       (255)
Cash at beginning of period                                     109         255
                                                              -----     -------
Cash at end of period                                         $  33     $     0
                                                              =====     =======

       The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter and prescription drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at September 30, 1996 and for the nine and three month periods ended September 30, 1996 and September 30, 1995 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1995 was derived from the audited financial statements at such date.

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

Results of Operations:

Sales:
Net sales for the nine and three months ended September 30, 1996 were $3,148,000 and $1,101,000 compared to $3,644,000 and $1,336,000 in the corresponding period of the prior fiscal year.

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

Gross Margins:
The Company's gross margin for the nine and three months ended September 30, 1996 increased to $869,000 and $294,000 compared to ($235,000) and $292,000 for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to an favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

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

Operating Expenses:

Selling and distribution:
Selling and distribution costs for the nine and three months ended September 30, 1996 decreased $360,000 and $148,000 respectively, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past six months, but there can be no assurance that such efforts to control costs will be successful.

General and administrative:
General and administrative costs for the nine and three months ended September 30, 1996 decreased $867,000 and $244,000 respectively, from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorganization of personnel in 1995.

Loss from operations:
Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:
The Company's working capital decreased $329,000 to ($1,897,000), at September 30, 1996 from ($1,568,000) at December 31, 1995. During the nine months ended September 30, 1996 the Company received short term loans from shareholders of $920,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 3.  Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $829,000 through September 30, 1996.

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


                                     American Pharmaceutical Company
                                     (Registrant)


November 11, 1996                    /s/ Christian M. Van Pelt
                                        ------------------------------
                                         Christian M. Van Pelt, Chairman
                                         of the Board


November 11, 1996                    /s/ Alfred C. Bagwell
                                        ------------------------------
                                         Alfred C. Bagwell, President (Chief
                                         Executive Officer)