Form 10QSB/A
period 1996-03-31
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-05-23
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                 AMENDMENT NO. 2
                                   FORM 10-QSB

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


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


                                    4,681,765
         Number of shares of Common Stock outstanding as of May 09, 1996


      TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES|_| NO|X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       March 31, December 31,
                                                                                      1996                1995
                                                                                    --------             --------
       ASSETS
Current assets:

   Cash                                                                             $     32             $    109
   Accounts receivable, net of allowances
       of $91,000                                                                        626                  301
   Inventories                                                                           407                  583
   Prepaid expenses and other current assets                                              33                   17
                                                                                    --------             --------

   Total current assets                                                                1,098                1,010

Fixed assets at cost less accumulated
   depreciation and amortization                                                         534                  532
Goodwill                                                                                 565                  574
Other assets                                                                              69                   69
                                                                                    --------             --------

                                                                                    $  2,266             $  2,185
                                                                                    ========             ========

       LIABILITIES AND SHAREHOLDERS' EQUITY (Capital Deficiency)

Current liabilities:

   Current portion of long term debt                                                $    131             $    131
   Accounts payable                                                                      816                  926
   Loans Payable-shareholders                                                          1,570                1,050
   Accrued expenses and other liabilities                                                429                  471
                                                                                    --------             --------
       Total current liabilities                                                       2,946                2,578

Long-term debt, less current portion                                                     681                  715
Dividends in arrears                                                                     634                  537
Commitments, contingencies and other matters
Shareholders' equity (Capital deficiency): Redeemable Preferred Stock, par value
   $.0001 per share; authorized 10,000,000 shares:
     Series A Voting Cumulative Convertible Preferred Stock, authorized
       1,000,000 shares; issued and outstanding
       912,000 shares (aggregate liquidation preference $2,719,000)                    2,280                2,280
     Series B Voting Cumulative Convertible Preferred Stock,
       authorized 1,000,000 shares; issued and outstanding
       624,000 shares (aggregate liquidation prefenerce $1,755,000)                    1,560                1,560

   Common Stock, par value $.01 per share;
     authorized 20,000,000 shares; outstanding 4,681,765
     shares                                                                               47                   47
   Additional capital                                                                  6,446                6,446
   Deficit                                                                           (12,328)             (11,978)
                                                                                    --------             --------

       Total shareholders' equity (capital deficiency)                                (1,995)              (1,645)
                                                                                    --------             --------

                                                                                    $  2,266             $  2,185
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

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                                         Three Months Ended
                                                                                    ----------------------------
                                                                                    March 31,          March 31,
                                                                                      1996                1995
                                                                                    -------              -------

Net sales                                                                             1,114              $ 1,320

Cost of sales                                                                           941                1,546
                                                                                    -------              -------

   Gross profit (loss)                                                                  173                 (226)


Operating expenses:

   Selling and distribution                                                             240                  355
   General and administrative                                                           134                  504
   Amortization of intangible assets                                                      9                   12
                                                                                    -------              -------

                                                                                        383                  871
                                                                                    -------              -------

Operating (loss)                                                                       (210)              (1,097)

Interest expense                                                                         43                 --
                                                                                    -------              -------


Net (loss)                                                                          $  (253)             $(1,097)
                                                                                    =======              =======


Net (loss) per share of Common Stock                                                $  (.05)             $  (.29)
                                                                                    =======              =======


Weighted average number of common shares outstanding                                  4,682                4,065
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

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                    ----------------------------
                                                                                    March 31,          March 31,
                                                                                      1996                1995
                                                                                    -------              -------

Cash flows from operating activities:
   Net (loss)                                                                       $  (253)             $(1,097)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
         Depreciation and amortization                                                   31                   16
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                                    (325)                 119
         Decrease in inventories                                                        176                  528
         (Increase) decrease in prepaid expenses and
           other assets                                                                 (16)                  54
         (Decrease) in accounts payable and other
           current liabilities                                                         (152)                (177)
                                                                                    -------              -------

   Net cash (used) by operating activities                                             (539)                (557)

Cash flows from financing activities:

   Net proceeds (costs) from sales of capital stock                                                          389
   Proceeds from loan payable - shareholders                                            520
   Principle payments under long-term debt                                              (34)                 (31)
                                                                                    -------              -------

   Net cash provided by financing activities                                            486                  358

Cash flows from investing activities:

   Capital expenditures                                                                 (24)                 (30)
                                                                                    -------              -------

   Net cash (used) by investing activities                                              (24)                 (30)
                                                                                    -------              -------

Net (decrease) increase in cash                                                         (77)                (229)
Cash at beginning of period                                                             109                  255
                                                                                    -------              -------

Cash at end of period                                                               $    32              $    26
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

Gross Margins:

The Company's gross margin for the three months ended March 31, 1996 increased to $173,000 compared to ($226,000) for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to a favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

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

General and administrative:

General and administrative costs for the three months ended March 31, 1996 decreased $370,000 from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorga ization of personnel in 1995.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $280,000 to $(1,848,000), at March 31, 1996 from $(1,568,000) at December 31, 1995. During the three months ended March 31, 1996 the Company received short term loans from shareholders of $520,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

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


                                       American Pharmaceutical Company
                                       -------------------------------
                                                (Registrant)


May 12, 1997                          /s/ Alfred C. Bagwell
                                      ---------------------
                                      Alfred C. Bagwell, President
                                      (Chief Executive Officer), Principal
                                      Financial Officer