Form 10QSB/A
period 1996-06-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-05-23
CIK 864494

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
                                (In Thousands)
                                  (Unaudited)

                                                      June 30,   December 31,
                                                        1996        1995
                                                     ---------   ----------
     ASSETS

Current assets:
  Cash                                                   $21          $109
  Accounts receivable, net of allowances
    of $91,000                                           653           301
  Inventories                                            396           583
  Prepaid expenses and other current assets               25            17
                                                       -------     -------

  Total current assets                                 1,095         1,010

Fixed assets at cost less accumulated
   depreciation and amortization                         507           532
Goodwill                                                 556           574
Other assets                                              69            69
                                                       -------     -------

                                                       $2,227       $2,185
                                                       ======       ======

     LIABILITIES AND SHAREHOLDERS' EQUITY (Capital Deficiency)

Current liabilities:
  Current portion of long term debt                      131          $131
  Accounts payable                                       949           926
  Loans payable-shareholders                           1,770         1,050
  Accrued expenses and other liabilities                 399           471
                                                       --------     ------
     Total current liabilities                         3,127         2,578

Long-term debt, less current portion                     648           715
Dividends in arrears                                     731           537

Commitments, contingencies and other matters

Shareholders' equity:
   Preferred Stock, par value $.0001 per share;
    authorized 10,000,000 shares:
    Series A Voting Cumulative Convertible
     Preferred Stock, authorized 1,000,000
     shares; issued and outstanding 912,000
     (aggregate liquidation preference
     $2,777,000)                                       2,280         2,280
    Series B Voting Cumulative Convertible
     Preferred Stock, authorized 1,000,000
     shares; issued and outstanding 624,000
     (aggregate liquidation value $1,792,000)          1,560         1,560
  Common Stock, par value $.01 per share;
    authorized 20,000,000 shares; outstanding
    4,681,765 shares                                      47            47
   Additional capital                                  6,446         6,446
   Deficit                                           (12,612)      (11,978)
                                                    ---------      --------

     Total shareholders' equity                       (2,279)       (1,645)
                                                    ---------      --------

                                                      $2,227        $2,185
                                                      ======        ======


        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                   Six Months Ended         Three Months Ended
                                   ----------------         ------------------
                                  June 30,   June 30,       June 30,  June 30,
                                    1996       1995           1996      1995
                                    ----       ----           ----      ----

Net sales                          $2,047    $2,308            $933     $988

Cost of sales                       1,760     2,835             819    1,289
                                    -----     -----             ---    -----

Gross profit                          287      (527)            114     (301)

Operating expenses:

  Selling and distribution            461       673             221      318
  General and administrative          268       850             134      346
  Amortization of intangible assets    18        24               9       12
                                       --        --               -       --

                                      747     1,547             344      676
                                      ---     -----             ---      ---

Operating (loss)                     (460)   (2,074)           (250)    (977)

Interest expense                       92        26              49       26
                                   ------    ------         -------     -----

Net (loss)                          $(552)  $(2,100)          $(299) $(1,003)
                                      ===     =====             ===    =====

Net (loss) per share of
  Common Stock                      $(.12)    $(.52)          $(.06)   $(.25)
                                      ===       ===             ===      ===

Weighted average number of
  common shares outstanding         4,682     4,332           4,682    4,332
                                    =====     =====           =====     =====


        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                            ----------------
                                                           June 30,  June 30,
                                                             1996       1995
                                                             ----       ----

Cash flows from operating activities:
  Net (loss)                                                $(552)  $(2,100)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
      Depreciation and amortization                            47        57

  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable             (352)      453
      Decrease in inventories                                 187       993
      (Increase) decrease in prepaid expenses and
        other assets                                           (8)      107
      (Decrease) in accounts payable and other
        current liabilities                                   (49)   (1,090)
                                                               --     -----

  Net cash (used) by operating activities                    (727)   (1,580)

Cash flows from financing activities:
  Net reduction in long-term debt from re-structure           -          81
  Net proceeds (costs) from sales of capital stock            -         985
  Principle payments under long-term debt                     (67)      (43)
  Loans                                                       720       550
                                                             ----     -----
  Net cash provided by financing activities                   653     1,573

Cash flows from investing activities:
  Capital expenditures                                        (14)      (67)
                                                               --        --

  Net cash (used) by investing activities                     (14)      (67)

Net (decrease) increase in cash                               (88)      (74)
Cash at beginning of period                                   109       255
                                                              ---       ---

Cash at end of period                                         $21       $181
                                                               ==        ===


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

Gross Margins:

The Company's gross margin for the six and three months ended June 30, 1996 increased to $287,000 and $114,000 compared to ($527,000) and ($301,000) for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to an favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

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

General and administrative:

General and administrative costs for the six and three months ended June 30, 1996 decreased $582,000 and $212,000 respectively, from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorganization of personnel in 1995.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $464,000 to ($2,032,000), at June 30, 1996 from ($1,568,000) at December 31, 1995. During the six months ended June 30, 1996 the Company received short term loans from shareholders of $720,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

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


                                          American Pharmaceutical Company
                                                   (Registrant)






May 12, 1997                              /s/ Alfred C. Bagwell
                                             ------------------
                                              Alfred C. Bagwell, President
                                             (Chief Executive Officer)