Form 10QSB/A
period 1996-09-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-05-23
CIK 864494

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
                                (In Thousands)
                                  (Unaudited)

                                                              September 30,    December 31,
                                                                  1996            1995
                                                              -------------    ------------
     ASSETS

Current assets:
  Cash                                                          $     33         $    109
  Accounts receivable, net of allowances
    of $28,600 and $91,000                                           632              301
  Inventories                                                        524              583
  Prepaid expenses and other current assets                           49               17
                                                                --------         --------
  Total current assets                                             1,238            1,010

Fixed assets at cost less accumulated
   depreciation and amortization                                     486              532
Goodwill                                                             548              574
Other assets                                                          67               69
                                                                --------         --------
                                                                $  2,339         $  2,185
                                                                ========         ========
     LIABILITIES AND SHAREHOLDERS' EQUITY (Capital Deficiency)

Current liabilities:
  Current portion of long term debt                             $    131         $    131
  Accounts payable                                                 1,280              926
  Loans payable-shareholders                                       1,970            1,050
  Accrued expenses and other liabilities                             281              471
                                                                --------         --------
     Total current liabilities                                     3,662            2,578

Long-term debt, less current portion                                 610              715
Dividends in arrears                                                 829              537

Commitments, contingencies and other matters

Shareholders' equity:
   Preferred Stock, par value $.0001 per share; authorized
    10,000,000 shares:
    Series A Voting Cumulative Convertible Preferred Stock,
     authorized 1,000,000 shares; issued and outstanding
     912,000 (aggregate liquidation preference $2,835,000)         2,280            2,280
    Series B Voting Cumulative Convertible Preferred Stock,
     authorized 1,000,000 shares; issued and outstanding
     624,000 (aggregate liquidation value $1,834,000)              1,560            1,560
   Common Stock, par value $.01 per share;
     authorized 20,000,000 shares; outstanding 4,681,765
     shares                                                           47               47
   Additional capital                                              6,446            6,446
   Deficit                                                       (13,095)         (11,978)
                                                                --------         --------
     Total shareholders' equity                                   (2,762)          (1,645)
                                                                --------         --------
                                                                $  2,339         $  2,185
                                                                ========         ========

       The accompanying notes are an integral part of these statements.

                       AMERICAN PHARMACEUTICAL COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                        Nine Months Ended          Three Months Ended
                                       ---------------------      --------------------
                                       Sept 30,      Sept 30,     Sept 30,     Sept 30,
                                         1996          1995         1996         1995
                                       -------       -------      -------      -------
Net sales                              $ 3,148       $ 3,644      $ 1,101      $ 1,336

Cost of sales                            2,688         3,879          928        1,044
                                       -------       -------      -------      -------
Gross profit                               460          (235)         173          292

Operating expenses:

  Selling and distribution                 693         1,015          232          342
  General and administrative               403         1,180          135          330
  Amortization of intangible assets         26            35            8           11
                                       -------       -------      -------      -------
                                         1,122         2,230          375          683
                                       -------       -------      -------      -------

Operating (loss)                          (662)       (2,465)        (202)        (391)

Other income                                             107                       107
Interest expense                          (163)          (46)         (71)         (20)
                                       -------       -------      -------      -------
Net (loss)                             $  (825)      $(2,404)     $  (273)     $  (304)
                                       =======       =======      =======      =======
Net (loss) per share of
  Common Stock                         $  (.18)      $  (.60)     $  (.06)     $  (.09)
                                       =======       =======      =======      =======
Weighted average number of
  common shares outstanding              4,682         4,408        4,682        4,504
                                       =======       =======      =======      =======

       The accompanying notes are an integral part of these statements.

                        AMERICAN PHARMACEUTICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                     Nine Months Ended
                                                                --------------------------
                                                                Sept 30,          Sept 30,
                                                                  1996             1995
                                                                --------         --------
Cash flows from operating activities:
  Net (loss)                                                    $   (825)        $ (2,404)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
      Depreciation and amortization                                   86               81

  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                    (331)              85
      Decrease in inventories                                         59              911
      (Increase) decrease in prepaid expenses and
        other assets                                                 (32)             145
      Increase (decrease) in accounts payable and other
        current liabilities                                          174           (1,260)
                                                                --------         --------
  Net cash (used) by operating activities                           (869)          (2,442)

Cash flows from financing activities:
  Net reduction in long-term debt from re-structure                 --                 81
  Net proceeds (costs) from sales of capital stock                  --              1,625
  Principle payments under long-term debt                           (105)             (79)
  Loans                                                              920              650
                                                                --------         --------
  Net cash provided by financing activities                          815            2,277

Cash flows from investing activities:
  Capital expenditures                                               (22)             (90)
                                                                --------         --------
  Net cash (used) by investing activities                            (22)             (90)

Net (decrease) increase in cash                                      (76)            (255)
Cash at beginning of period                                          109              255
                                                                --------         --------
Cash at end of period                                           $     33         $      0
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

Gross Margins:

The Company's gross margin for the nine and three months ended September 30, 1996 increased to $460,000 and $173,000 compared to ($235,000) and $292,000 for the corresponding period of the prior fiscal year. The increase in gross margins were attributable to an favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel.

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

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the nine and three months ended September 30, 1996 decreased $322,000 and $110,000 respectively, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past six months, but there can be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the nine and three months ended September 30, 1996 decreased $777,000 and $195,000 respectively, from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs, professional fees and the provision for severance costs relating to the reorganization of personnel in 1995.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $856,000 to ($2,424,000), at September 30, 1996 from ($1,568,000) at December 31, 1995. During the nine months ended September 30, 1996 the Company received short term loans from shareholders of $920,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

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