Form 10KSB
period 1996-12-31
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-06-30
CIK 864494

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                      For the Year Ended December 31, 1996
                        Commission File Number 33-35153-D

                         AMERICAN PHARMACEUTICAL COMPANY
                 (Name of Small Business Issuer in its charter)

           DELAWARE                                             84-1139559
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

200 Webro Road, Parsippany,  New Jersey                            07054
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (201) 515-1000 Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

         Title of class                Name of each exchange on which registered

             None
  ----------------------------         -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

  Common Stock $.01 par value;     Class B Warrants;         Class C Warrants
 -------------------------------------------------------------------------------
                               (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation SB in this form and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|

  The Registrant's revenues for its most recent fiscal year were $4,169,000.

         Aggregate market value of the voting stock held by nonaffilliates of the registrant as of April 14, 1997 (assuming solely for purposes of this calculation that all Directors and Officers of the Registrant are "affiliates") was $935,000

                                   4,681,765
       Number of shares of common stock outstanding as of April 14, 1997

     PORTIONS OF THE FOLLOWING DOCUMENTS HAVE BEEN INCORPORATED BY REFERENCE
                  INTO THIS ANNUAL REPORT ON FORM 10-KSB: None

ITEM 1.  BUSINESS

General

American Pharmaceutical Company (the "Company") was organized as a Delaware Corporation on March 26, 1990 under the name Brasel Ventures, Inc. ("Brasel"). In October 1990, Brasel completed an initial public offering. From that period until August 1993, Brasel had no operations. Effective August 16, 1993, Brasel consummated a reorganization whereby Brasel acquired all of the outstanding stock of American Pharmaceutical Company, a New Jersey Corporation ("APC") in exchange for the issuance of the identical number of shares of Brasel's Common Stock. As a result, APC, became a wholly-owned subsidiary of Brasel. Furthermore, all rights, options and warrants were exchanged for securities of Brasel having identical terms. In connection with the reorganization, Brasel changed its name by amendment to its Certificate of Incorporation from Brasel Ventures, Inc. to American Pharmaceutical Company.

The Company operates primarily through its wholly-owned subsidiary APC, a repackager and distributor of generic pharmaceuticals and vitamin and mineral products. During 1996, the Company began to repackage national brand prescription drugs for one of its customers as well as the custom packaging of OTC products and vitamins for other customers.

The Company is in the business of repackaging and distributing generic over-the-counter (non-prescription or "OTC") pharmaceuticals, prescriptions drugs and vitamin and mineral products. Generic drugs are the chemical and therapeutic equivalents of brand name drugs for which patents have expired and typically sell at prices substantially lower than the brand-name product. Sales of generic drugs have increased significantly in recent years because of a number of factors including (i) increased acceptance of generic drugs by physicians, pharmacists and consumers; (ii) modification of state laws to permit or require substitution of generic drugs by pharmacists; (iii) changes in governmental and third-party payor health care reimbursement policies to encourage cost containment; and (iv) the increasing number of formerly patented drugs which have become available to generic competition.

The Company's products include OTC pharmaceuticals (such as analgesics, cough and cold remedies, antacids, laxatives, and suppositories) and vitamin and minerals directed primarily toward the store name brand market. In recent years there has been increasing demand for store brand products from both retailers and consumers. The cost to the retailer of a store brand product is significantly lower than that of a nationally advertised brand name product. The retailer therefore can price a store brand product significantly lower than the competing national brand product and still realize a higher profit margin on its store brand product. From the consumers' standpoint, store brand products offer a lower priced, and a comparable quality alternative to nationally advertised brand name products. The Company's products are typically sold at prices well below prices of the comparable brand name product. The Company markets its products under private label and to a much lesser extent under its own labels (APC or Smart Choice) to retail drug store chains, drug wholesalers, distributors, and independent drug stores through independent commissioned sales representatives and its own sales staff.

The Company's principal executive offices are located at 200 Webro Road, Parsippany, New Jersey 07054, and its telephone number is (201) 515-1000.

Significant Considerations

As more fully discussed elsewhere herein (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"), the Company's recent operating activities have resulted in significant losses and use of cash. Since the acquisition of APC in April 1992, the Company's losses through December 31, 1996 have aggregated $13,264,000. The Company's ability to reduce its losses and use of cash is dependent upon its ability to increase revenues and reduce costs. There is no assurance that the Company will be able to increase revenues significantly or achieve profitability. The Company's cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock,capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to preserve its working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

As at December 31, 1994, the Company failed to meet the net worth criteria required to maintain the listing of the Company's securities on the NASDAQ Small Cap Issues Market and as a result the Company's securities were delisted on June 22, 1995. In order to have its shares relisted on the NASDAQ Small Cap Issues Market, the Company would have to file a new application, and among other things, must have at least $2,000,000 in total assets, $1,000,000 in capital and surplus and a minimum bid price for its common stock of $1.00 per share. The Company is currently unable to satisfy some of these criteria and management has no current intention to file such an application.

As a result of its delisting, trading, if any, in the Company's securities is conducted on the over-the-counter market in what are commonly referred to as the "pink sheets", or the "Bulletin Board." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In addition, as the company's securities are not listed on NASDAQ they are subject to rule 15g-9 under the Securities Exchange Act of 1934 (the "1934 Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally persons with assets in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to effecting the transaction. Consequently, the rule may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of stockholders to sell their securities in the secondary market. The loss of continued listing in the NASDAQ System, may also cause decline in share price, loss of news coverage of the Company and difficulty in obtaining subsequent financing.

The SEC has adopted regulations which generally define a "penny stock" to be any non-NASDAQ equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. The Company is currently subject to these "penny stock" regulations. For any transaction by broker-dealers involving penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the penny stock market. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The foregoing required penny stock restrictions would not apply to the Company's securities if such securities were listed on the NASDAQ Stock Market and had certain price and volume information provided on a current and continuing basis or if the Company meets those certain minimum net tangible assets or average revenue criteria. There can be no assurance that the Company's securities will qualify for exemption from these restrictions. In any event, even if the Company's securities were exempt from such restrictions, they would remain subject to Section 15(b)(6) of the 1934 Act, which gives the Commission the authority to prohibit any person that is engaged in lawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock if the Commission finds that such a restriction would be in the public interest.

Recent Developments

As a result of unfavorable operating results as well as a lack of sufficient capital, the Company implemented a comprehensive restructuring of its operations and management personnel. In early 1996, the Company appointed a new President and Chief Executive Officer, a new Vice President of Sales and Marketing and a new Vice President of Production. As a result of "right sizing" the personnel and other expenses, the operating costs for 1996 were reduced by approximately $1,700,000 with sales slightly lower than in 1995. Loans of additional working capital totaling $525,000 were received by April 11, 1997 from major shareholders to provide support for 1997 operations.

The Company has extended the expiration date for the exercise of the Class B and Class C Warrants from April 30,1997 until October 31, 1997.

Debt Restructuring:

In April 1995, the Company and the former shareholders of the Company entered into an agreement to amend certain agreements relating to the sale and purchase of the Company in 1992. Pursuant to the agreement, amounts payable to the former shareholders of $439,000 and $1,229,000 due them pursuant to notes payable and non-competition obligations, respectively, were exchanged for approximately $1,000,000 of modified promissory notes (the "Promissory Notes") and 267,363 shares of the Company's Common Stock valued at $2.50 per share. Amounts payable under the promissory notes, as revised, are subordinate to certain future financing and are collateralized by substantially all of the assets of the Company. Because the restructured agreements eliminate the non-competition obligation of these shareholders, the Company wrote-off the intangible assets related to these agreements, resulting in a one-time pre-tax charge to operations in 1994 of $1,247,000.

Product Line Information

The Company currently markets approximately 160 products. The Company considers each product form, dosage strength, fill size, and flavor to be a separate product. Substantially all of the products currently marketed by the Company are manufactured by unrelated specialty manufacturers.

In determining which manufacturer to select for each product marketed, the Company, among other things, compares the manufacturer's product to that of the brand name product for reasonable comparison. In addition, the Company's in-house art and graphics department assists its customers in designing and packaging products.

The Company is currently marketing the following products:

                                                        Comparable
Company Products                                      National Brand
----------------                                      --------------

Analgesics:

Aspirin                                                  Bayer(R)
Tri-buffered aspirin                                     Bufferin(R)
Enteric coated aspirin                                   Ecotrin(R)
Adult strength pain relief                               Anacin(R)
Super strength pain relief                               Excedrin(R)
Ibuprofen                                                Advil(R)
Acetaminophen                                            Tylenol(R)
Acetaminophen PM                                         Tylenol PM(R)
Acetaminophen Cold                                       Tylenol Cold(R)
Acetaminophen Child                                      Tylenol Child(R)
Acetaminophen JR                                         Tylenol JR(R)
Acetaminophen Infant                                     Tylenol Infant(R)

Allergy, Cough and Cold:
------------------------

Night time cold syrup                                    Nyquil(R)
Antihistamine nasal decongestant tablets                 Actifed(R)
Cold capsules                                            Contac(R)
Cough control syrup                                      Robitussin(R)
Cough control DM                                         Robitussin DM(R)
Cough control CF                                         Robitussin CF(R)
Allergy and cold elixir                                  Dimetapp(R)
Nasal decongestant                                       Sudafed(R)
Total allergy medication                                 Benadryl(R)
12 Hr. Nasal spray                                       Afrin(R)
Saline Nasal spray                                       Ocean(R)
Chlorpheniramine tablets                                 Chlor-Trimeton(R)
Sore throat lozenges                                     Chloraseptic(R)
Sore throat spray                                        Chloraseptic(R)
Cough and cold formula                                   Comtrex(R)
Sinus aid tablets                                        Sinutab(R)
Tristine cold syrup                                      Triaminic(R)
Tristine expectorant                                     Triaminic(R)
Pseudophedrine Sinus                                     Sudafed Sinus(R)
Pseudophedrine Plus                                      Sudafed Plus(R)
Dailyhist-1 tablets                                      Tavist-1(R)

Topical (ointment, cream and lotions):
--------------------------------------

Bacitracin ointment
Hydrocortisone creme                                     Cortaid(R)
Triple antibiotic ointment                               Neosporin(R)
Maximum strength triple antibiotic plus pain relief      Neosporin(R)
Tolnate creme                                            Tinactin(R)
Cool gel                                                 Mineral Ice(R)
Hemor aid suppositories                                  Preparation-H(R)

Antacids and other stomach relief:
----------------------------------

Antacid with simethicone                                 Mylanta(R)
Antacid with simethicone double strength                 Mylanta II(R)
Antacid suspension                                       Maalox(R)
Chewable antacid tablets                                 Tums(R)
Anti-diarrheal caplets                                   Imodium AD(R)
Infants gas relief drops                                 Mylecon(R)
Milk of magnesia                                         Phillip's MOM(R)
Pink bismuth liquid regular strength                     Pepto-Bismol(R)
Pink bismuth liquid maximun strength                     Pepto-Bismol(R)

Laxatives:
----------

Bisacodyl suppositories                                  Dulcolax(R)
Bisacodyl tablets                                        Dulcolax(R)
Natural vegetable laxative                               Metamucil(R)
Women's gentle laxative                                  Correctol(R)
Senntab laxative                                         Senokot(R)
Stool softener soft gels                                 Colace(R)
Stool softener plus soft gels                            Pericolace(R)

Chocolate tablets                                        Exlax(R)
Concentrated fiber tablets                               Fibercon(R)
Laxative Formula Pills                                   ExLax Pills(R)

Other:
------

Travel sickness tablets                                  Dramamine(R)
Verv alertness tablets                                   Vivarin(R)
Medicated pads                                           Tucks(R)
Ear Wax Removal Liquid Drops                             Debrox(R)
Amphetrim                                                Dexatrim(R)

National brand equivalent vitamins:
-----------------------------------

Vitrum                                                   Centrum(R)
Vitrum senior                                            Centrum Silver(R)
Thera M                                                  Theragram M(R)
Stress Vites                                             Stress Tabs(R)
B Complex with C                                         Os-Cal(R)
Calcium 600                                              Caltrate 600(R)
Iron Tablets                                             Feosol(R)
Circus Chews                                             Flintstones(R)
Multi Vites                                              One-A-Day(R)
Prenatal Vites                                           Stuarts(R)
Antioxidant Vitamin Formula                              Protegra(R)

Other vitamin and mineral products:
-----------------------------------

Vitamin B1                  Vitamin B6                   Vitamin B12
Vitamin C                   Vitamin C                    Vitamin A & D
Multi-vitamins              Beta Carotene Softgels       Cod Liver Oil Softgels

The Company intends to introduce the following products to market during the year ended December 31, 1997:

Hemorrhoidal ointment                                    Preparation H(R)
Milk of Magnesia, Mint Flavor                            Phillips(R)

Marketing and Customers

The Company sells its products through fourteen independent, commissioned sales representatives, as well as directly to customers through its own sales staff. The Company intends, over the long term, to expand its internal sales staff and lessen its reliance on outside sales representatives.

The Company markets its products under both store brand label and its own label to small and medium sized regional retail drug chains, drug wholesalers, and distributors. The Company offers customer marketing support programs to assist its customers in promoting their own label at the point of purchase by the consumer. These programs include promotional packs, trial size containers, floor stand displays, and "shelf-talkers" (point of purchase advertising). In addition, the Company's art and graphics department works closely with the customer in designing their labels, cartons, fliers, in store banners, and any other promotional material the customer may require.

The Company has approximately 94 customers. During the year ended December 31, 1996, three customers accounted for 16%, 12% and 11% of net sales. During the year ended December 31, 1995 three customers accounted for 14%, 13% and 11% of net sales. Management expects that further penetration of its product line to a broader customer base will result in a reduction of the percentages of net sales of these customers in future years. The Company believes that the loss of any of its major customers would have a material adverse effect upon its business.

The Company's strategy is to target mid-to-large retail pharmacy chains, wholesalers and distributors. The Company believes that these customers represent a substantial market and that it can position itself through steps such as targeting niche products, improved customer service and strategic alliances with specialty manufacturers, which will allow the Company to consistently supply quality product at competitive prices.

Competition

The over-the-counter pharmaceutical and vitamin supply market is highly competitive. The principal competitive factors in the industry are price, quality of products, customer service and marketing support, and breadth of product line. The Company intends to take steps to improve its competitive position within the industry including (i) expanding its product line, (ii) improving customer relations and service (iii) reorganize the Company's internal sales staff, (iv) aggressively develop and promote its sales programs and new product introductions, (v) implementation of procedures to ensure the purchase of quality material at competitive prices, and (vi) the development of an employee incentive plan to increase output and maintain the quality of product.

The Company is a small regional marketer of over-the-counter and vitamin products for private label and competes with both large and small national and regional marketers of such products. Many of the Company's competitors have greater financial and other resources and are, therefore, able to expend more funds and effort than the Company in such areas as customer service, marketing, and manufacturing. The Company's products also compete with nationally advertised brand name products. All of the national brand companies have resources substantially greater than those of the Company. National brand companies could in the future seek to compete more directly with the Company by manufacturing store brand products or by lowering prices of national brand products. The Company believes that it is not likely that national brand manufacturers will enter the store brand market on a widespread basis in the foreseeable future. The Company has the following basis for this belief: the methods of manufacturing used by national brand manufacturers are not easily adapted to the requirements of the store brand market, such as the ability to produce many different packaging and product sizes and colors; and the marketing efforts of national brand manufacturers are directed toward the consumer rather than toward the retailer. However, there can be no assurance that national brand manufacturers will not enter the private label market in the future.

Packaging

The Company's packaging operations provide integrated packaging capabilities including bottle filling and labeling of tablets, capsules, powders, ointments, lotions and liquids. The ordering patterns of the Company's class of customers require that the Company efficiently repackage on high and low production volume runs. New product launches, sample distributions, special promotions and less established products are typically characterized by lower production volumes, fewer doses per package and special packaging needs. In these circumstances, the Company offers a flexible as well as economical service to its customers.

The Company's raw material and packaging components are readily available from multiple domestic manufacturers or distributors. To avoid delays should any one vendor cease supplying material, the Company typically identifies and in some cases sources its materials from two or more suppliers. The Company is not dependent on any single supplier for its raw material and packaging supply needs.

Trademarks

The Company is the owner of a number of trademarks but does not believe that its business is dependent on any one or group of trademarks owned.

Government Regulation

The Company is subject to extensive regulation by the federal government, principally by the U.S. Food and Drug Administration ("FDA"), and, to a lesser extent, by the Drug Enforcement Administration and state governments. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, and other Federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, advertising, and promotion of the Company's products. Noncompliance with the applicable requirements can, depending on the violation, result in judicially and/or administratively imposed sanctions including the initiation of product seizures, injunction actions, fines and criminal prosecutions. In addition, administrative enforcement measures can involve recall of products, as well as the refusal of the government to enter into supply contracts or to approve new drug applications.

The FDA has promulgated regulations known as "Good Manufacturing Practice" which govern the Company's manufacturing and distribution business. A repackager and/or distributor must, among other things, demonstrate that its facilities comply with FDA's good manufacturing practice regulations. The FDA may inspect the Company's facilities to assure compliance at any reasonable time. To comply with the standards set forth in these regulations, the Company must continue to expend time, money and effort in the areas of production, quality control and quality assurance.

In addition to the Federal government, all states have laws regulating the manufacture and distribution of pharmaceutical products.

The Company also is governed by Federal and state laws of general applicability, including laws regulating matters of environmental quality, working conditions, and equal employment opportunity.

Employees

As at December 31, 1996, the Company had approximately 44 full time employees. 28 of the Company's employees were subject to a collective bargaining agreement. Management does not expect any significant change in personnel or other costs and considers its relations with all of its employees and union to be good.

ITEM 2.  PROPERTIES

The Company's executive offices, packaging operations and warehouse occupy a 51,000 square foot building located in an industrial park in Parsippany, New Jersey. The sublease for the premises provides for rental payments in equal monthly installments of $19,798 until the expiration of the lease in July, 1998. In addition, the Company is required to pay all real estate taxes and utility expenses associated with the property. The sublease may be renewed for another five year term upon its expiration.

ITEM 3. LEGAL PROCEEDINGS

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

In April, 1996 the former president and director of the Company filed a complaint against the Company and Christian Van Pelt in the United States District Court for the Southern District of New York. The Company was notified on August 12, 1996 that the former president and director discontinued the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) Market Information: From October 17, 1994 until the Company's delisting on June 22, 1995, the Company's Common Stock was traded on the over-the-counter market and quoted on the NASDAQ Small-Cap Issues Market under the symbol APHR. Since June 22, 1995 and prior to October 17, 1994, the Company's shares are and were traded on the over-the- counter market and are and were quoted on the Electronic Bulletin Board. The following table sets forth the range for high and low bid quotations for the Company's common shares as reported by NASDAQ or the National Quotation Bureau, Inc. as the case may be, for each calendar quarter during the Company's two most recent fiscal years. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                        Bid
                                                   --------------
            Quarter Ended                          High       Low
            -------------                          ----       ---

            December 31, 1996                     $0.26      $0.25
            September 30, 1996                     0.28       0.25
            June 30, 1996                          0.38       0.25
            March 31, 1996                         0.51       0.25

            December 31, 1995                      1.25       0.06
            September 30, 1995                     1.00       0.63
            June 30, 1995                          3.00       0.63
            March 31, 1995                         4.63       1.88


      (b) Holders: As at April 14, 1997 there were approximately 218 holders of record of the Company's Common Stock, 18 holders of Series A Voting Cumulative Convertible Preferred and 6 holders of Series B voting Cumulative Convertible Preferred. The Company believes that, in addition, there are a number of beneficial owners of its stock whose shares are held in "street name."

      (c) Dividends: During the two most recent years, the Company paid no cash dividends on its Common Stock. The payment of future dividends on its Common Stock is subject to the discretion of the Board of Directors and is dependent on many factors, including the Company's earnings and capital needs. In addition, the payment of dividends on its Common Stock could only be paid after accumulated but unpaid dividends on the Company's outstanding shares of Series A Voting Cumulative Convertible Preferred Stock and Series B Voting Cumulative Convertible Preferred Stock are paid. See "Notes to Financial Statements - Shareholders' Equity - Preferred Stock."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the Company's continuing operating losses as well as a lack of sufficient capital, management has implemented a comprehensive restructuring of its operations and personnel. In addition, management has taken certain steps to preserve working capital and improve future results of operations including the restructuring of debt incurred in connection with the acquisition of the Company in 1992 and its decision to discontinue the businesses of two subsidiaries (see "Notes to Financial Statements" - "Notes Payable" and "Discontinued Operations").

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements indicating that there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations:

Sales:

Year ended December 31, 1996 compared to the year ended December 31, 1995:

Net sales of $4,160,000 for the year ended December 31, 1996 decreased $240,000 or 5% from sales of $4,400,000 in the year ended December 31, 1995. Sales in both periods have been adversely affected by the Company's lack of sufficient capital (see "Financial Condition Liquidity and Financing" below). The Company's inability to fund adequate levels of inventories for any extended period of time has resulted in its inability to service customers on a timely basis and, accordingly, reduced sales.

The Company appointed a new President and Chief Executive Officer, a new Vice President of Sales and Marketing to assist management in increasing sales and improving customer relations and service, and a new Vice President of Production to reduce costs and shorten inventory turnaround time. Immediate attention has been given to (i) expanding the Company's customer base, (ii) evaluating the current product line to eliminate less profitable products and add more profitable and widely distributed products; and (iii) reorganizing the Company's internal sales staff and evaluating the productivity and geographic dispersion of its independent sales representatives. In addition, the Company intends to aggressively develop and promote its sales programs and new product introductions.

While management believes these actions are important steps toward increasing sales, future increases in sales continue to be dependent on, among other things, (i) sufficient levels of capital, (ii) increases in repackaging throughput (see "Gross Margins" below), and (iii) its ability to broaden the customer base and product line. There can be no assurance that such efforts will be successful.

Gross Margins:

Year ended December 31, 1996 compared to the year ended December 31, 1995.
The Company's gross margin for the year ended December 31, 1996 increased $1,118,000 to $465,000 (11.2% of net sales) from a negative $653,000 (-14.8% of net sales) in the year ended December 31, 1995. The increase in gross margin was primarily attributable to a favorable sales mix, favorable absorption and spending variances resulting from reductions in personnel and a new purchasing program from select vendors and the sale of reserved inventory at a slight profit. The negative margin in 1995 was due to an unfavorable spending variance compounded by unfavorable absorption and volume variances and inventory write-offs.

Management, including the recently appointed President and Chief Executive Officer, and new Vice Presidents, are taking steps to improve efficiencies, reduce costs and enhance customer service. Such steps include new procedures to ensure that the Company is purchasing quality material at competitive prices, establishing minimum and maximum inventory levels, establishing larger and standard batch sizes, establishing "brite" (filled but unlabeled bottles) stock to expedite filling of customer orders and evaluate the current equipment with the intention of reducing labor intensive operations. Also, the Company will utilize excess capacity by providing custom packaging of products provided by the customer (toll packaging). In addition, management expects to work with employees and their union to develop an incentive plan to increase output and maintain the quality of the products. There can be no assurance that such efforts will be successful.

While the Company expects future gross margins to improve from that experienced in the current year, any improvement is dependent upon sufficient working capital, improvement in sales and production and managements ability to reduce and control costs and there can be no assurance that the Company will be successful in its efforts.

Operating Expenses:

Selling and distribution:

Year ended December 31, 1996 compared to year ended December 31, 1995:

Selling and distribution costs for the year ended December 31, 1996 decreased 32% to $930,000 from $1,370,000 in the year ended December 31, 1995. The decrease is primarily attributable to a reduction of personnel costs.

Management expects selling and distribution costs to decrease as a percentage of sales in the future as a result of the reorganization of the sales and marketing functions and increased sales but there can be no assurance that such increases in sales will occur.

General and Administrative:

Year ended December 31, 1996 compared to year ended December 31, 1995:

General and administrative costs for the year ended December 31, 1996 decreased 68% to $544,000 from $1,681,000 in the year ended December 31, 1995. The decrease in such costs is attributable to lower professional fees and a reduction is personnel costs.

Management expects general and administrative costs to decrease as a percentage of sales in the future as a result of the reorganization of the management group and increased sales but there can be no assurance that such efforts will be successful.

Loss from Operations:

Since the acquisition of APC in April 1992, the Company's losses through December 31, 1996 have aggregated $13,264,000. Management's efforts to achieve profitability is largely dependent on its ability to raise and maintain sufficient levels of capital, increase sales, improve gross margins and control operating costs.

Write-off of Intangible Assets:

As of each balance sheet date, management assesses whether there has been an impairment in the value of excess cost over net assets of the acquired companies by comparing anticipated discounted future cash flows from the related operating activities with the carrying value. If the anticipated discounted cash flows were less than the carrying value an impairment would be recorded in the amount of the shortfall. The factors considered by management in performing this assessment include the length of time since acquisition, current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company wrote-off the remaining balance of $574,000 of goodwill related to the purchase of the Company in 1992. See "Notes to Financial Statements - Amortization."

Financial Condition

Liquidity:

The Company's cash decreased $15,000 to $94,000 at December 31, 1996 from $109,000 at December 31, 1995. The decrease in cash is the result of cash used by operating activities and repayment of debt (See "Debt Restructuring" below), offset by the Company's receipt of loans from shareholders of $1,248,000. Cash used by operating activities in 1996 and 1995 approximated $1,116,000 and $2,587,000, respectively. Working capital decreased $731,000 to a negative $2,299,000 at December 31, 1996 from the level at December 31, 1995. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock, capital contributions and loans from shareholders to fund its operating activities and capital expenditures. While the Company is taking steps to preserve its working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms. See "Financing" below.

Subsequent to December 31, 1996, commitments have been received for loans from shareholders totaling $650,000, of which $525,000 has been received through April 11, 1997.

Debt Restructuring:

In April, 1995, the Company and the former shareholders of the Company entered into an agreement to amend certain agreements relating to the sale and purchase of the Company in 1992. Pursuant to the agreement, amounts payable to the former shareholders of $439,000 and $1,229,000 due them pursuant to notes payable and non-competition obligations, respectively, were exchanged for approximately $1,000,000 of modified promissory notes and 267,363 shares of the Company's Common Stock valued at $2.50 per share. The restructure of such debt results in a reduction in the Company's monthly payment to the former shareholders from $53,000 to $12,000. The notes are subordinate to certain future financing and are collateralized by substantially all of the assets of the Company. See "Notes to Financial Statements - Notes Payable."

Financing:

The Company recognizes the necessity of raising additional capital and is currently and diligently working toward that goal. The Company filed a registration statement with the Securities and Exchange Commission to register 642,753 shares of Common Stock and 642,753 shares of Common Stock underlying the warrants issued in connection with the 1994 Private Placement as well as 200,000 shares of Common Stock and 1,437,000 shares of Common Stock underlying certain warrants previously issued which was declared effective on October 12, 1995 by the Securities and Exchange Commission. The

Company has applied to the Securities and Exchange Commission to withdraw the registration statement due to the cost involved in keeping the information contained in the Registration Statement current. Although the Company would not have realized any proceeds from the sale of Common Stock pursuant to this registration statement, if all warrant holders had exercised their warrants for which the underlying stock was registered, the Company would have received proceeds of approximately $5,000,000.

The Company is also seeking to sell additional capital stock and secure additional loans, however, there is no assurance that such efforts will be successful.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements after Signature Page.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The executive officers and directors of the Company are:

                                          Officer
                                        or Director
        Name               Age            Position                    Since
        ----               ---          -----------                   -----

Christian M. Van Pelt       46         Chairman, and
                                       Secretary                   August 1993

Jacques DeLodder            72         Vice Chairman               August 1993

Robert G. Van Pelt          71         Vice Chairman               August 1993

Alfred C. Bagwell           61         President, Chief Executive
                                       Officer,                     April 1996
                                       and Treasurer               August 1993

There is no family relationship between any Director or Officer of the Company other than between Christian Van Pelt and Robert Van Pelt as described below. The Board of Directors of the Company currently has executive, audit and compensation committees.

The following sets forth certain information with respect to each Director:

Christian M. Van Pelt (1) has been since August 1993, Chairman of the Board, Secretary and General Counsel to the Company. For more than five years, Mr. Van Pelt, has acted as a practicing attorney specializing in international and U.S. business and corporate law and real estate. Mr. Van Pelt is also President of the Belgium American Chamber of Commerce and a Director of the European Chamber of Commerce. Christian M. Van Pelt is the son of Robert G. Van Pelt.

Jacques DeLodder (2)(3) has been since August 1993, Vice Chairman of the Company. For more than the past five years, Mr. DeLodder has been engaged in managing his investments. Prior thereto, Mr. DeLodder was the Chief Executive Officer of a nonferrous metal recycling corporation and former Chief Executive of the "Franco-Belge des Laminois et Trefileries d' Anvers, S.A." (Hemiksem, Belgium), a major manufacturer of nonferrous metal products.

Robert G. Van Pelt (2)(3) has been since August 1993, Vice Chairman of the Company. For more than the past five years, Mr. Van Pelt has been engaged in managing his investments. Prior thereto, he was the President and Chairman of the Board of Euromotor, S.A./N.V., an importer and assembler of Mack Trucks for Europe. Robert G. Van Pelt is the father of Christian M. Van Pelt.

Alfred C. Bagwell (1) was appointed President and Chief Executive Officer in April, 1996. Mr. Bagwell has been since August 1993, Treasurer and Chief Financial Officer of the Company. From 1985 until 1992, Mr. Bagwell was Director of Finance for the Preventive Medicine Institute - Strang Clinic, cancer and research facility located at the Cornell Medical Center in New York, New York. Mr. Bagwell's prior experience also includes more than 20 years in various managerial positions including Chief Financial Officer of Henkel & Cie, Operations Manager of the Guggenheim Division of Pechinae Ugine Kuhlman and Executive Vice President of Joseph Cory Warehouses.

      (1) A member of the Executive Committee of the Board
      (2) A member of the Audit Committee of the Board
      (3) A member of the Compensation Committee of the Board

All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successor has been elected and qualified.

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Christian M. Van Pelt and Jacques DeLodder each filed a late Form 4 relating to one transaction, the purchase of Units consisting of Series B Voting Cumulative Convertible Preferred Stock and warrants to purchase common stock. In addition, Jacques DeLodder filed a late Form 4 relating to one transaction, the purchase of Units consisting of Series B Voting Cumulative Convertible Preferred Stock and warrants to purchase common stock.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer and all executive officers receiving compensation in excess of $100,000 for the year ended December 31, 1996.


                   Annual Compensation        Long Term Compensation
                   -------------------   ------------------------------
                                                       Awards           Payouts
                                                       ------   ------------------------
Name and                 Other            Restricted  Options/
Principal                                   Annual      Stock     SARs      LTIP    All
Position         Year    Salary   Bonus  Compensation  Award(s) (Number)  Payouts  Other
--------         ----    ------   -----  ------------  -------- --------  -------  -----
Alfred Bagwell,  1996   $ 85,000  None       None       None     None      None    None
President and    1995   $100,000  None       None       None     None      None    None
Chief Executive  1994   $100,000  None       None       None     None      None    None
Officer

The Company provides and maintains an automobile for its executive officer. The personal benefit from the use of such automobiles does not, after reasonable inquiry, exceed the lesser of $50,000 or 10% of compensation. None of the executive officers received stock options or other stock based awards during the three years ended December 31, 1996.

Compensation of Directors

Persuant to the Director's Stock Plan, for service on the Board, directors who are not employees of the Company shall automatically receive an annual award of 5,000 shares of Common Stock, provided, however, if the fair market value of the award on the trading day next preceding the date of grant with respect to the award exceeds $25,000, such award shall be reduced by lowering the number of shares of Common Stock covered by the award until the fair market value is below $25,000. See "Director's Stock Plan". The Director's Stock Plan has not yet been approved by the shareholders and no stock awards have been granted. In addition, directors who are not employees receive a fee of $1,000 for each meeting of the Board attended, and $500 for each committee meeting attended, and are also entitled to reimbursement for out-of-pocket expenses incurred in connection with attendance of such meetings. Directors who are also employees of the Company receive no additional remuneration for serving as directors or as members of committees of the Board.

Employment Agreements

The Company has entered into an employment agreement with Mr. Bagwell which provides for an annual salary of $100,000 and the maintenance of a life insurance policy in the amount of $1,000,000 on the life of Mr. Bagwell for the benefit of Mr. Bagwell's designee. Mr. Bagwell's employment agreement provides for his employment in his current position through December 31, 1997 and for its automatic extension for an additional one year term unless either party provides written notice of non-renewal. In January 1996, Mr. Bagwell voluntarily reduced his salary to $85,000 per year and reduced the life insurance coverage to $250,000.

Incentive Stock Option Plan

On March 26, 1990, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 100,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). No options to purchase have been granted under this Plan.

1994 Stock Incentive Plan

The Company's Board of Directors approved, subject to shareholder approval prior to October 20, 1995, the 1994 Stock Incentive Plan. The Company had reserved 1,000,000 shares of Common Stock for issuance under the 1994 Stock Incentive Plan, but no options to purchase have been granted under the 1994 Stock Incentive Plan. Since the 1994 Stock Incentive Plan was not approved by the shareholders prior to October 20, 1995 the 1994 Stock Incentive Plan is no longer effective and has been terminated.

Director's Stock Plan

The Company's Board of Directors has approved, subject to shareholder approval, the Director's Stock Plan. The Director's Stock Plan is designed to advance the interests of the Company and its shareholders by affording directors of the Company an opportunity to acquire or increase their proprietary interest in the Company, and thereby to encourage their continued service as directors and provide them additional incentives to achieve the growth objectives of the Company. The Company has reserved 500,000 shares of Common Stock for issuance under the Director's Stock Plan. Concurrently, with the adoption of the Director's Stock Plan, grants of 5,000 shares of the Company's Common Stock were made to each of its two outside directors, Messrs. Robert G. Van Pelt and Jacques DeLodder.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ownership of Voting Securities

The following table sets forth, as of the close of business on April 14, 1997, the beneficial ownership of the Common Stock by (i) each person known to the Company to be the beneficial owner of more than of 5% voting equity securities of the Company, (ii) each director of the

Company, (iii) the executives referred to above and (iv) all directors and current executive officers of the Company as a group. An aggregate of 4,681,765 shares of Common Stock, 912,000 shares of Series A Voting Cumulative Convertible Preferred Stock and 624,000 Series B Voting Cumulative Convertible Preferred Stock were outstanding or to be issued at the close of business on the April 14, 1997. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose of or to direct the disposition of such security. In general, a person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Name and Address                       Amount and Nature
of                                             of             Percentage of
Beneficial Owner (1)                 Beneficial Ownership of    Class of

                                       Common    Preferred  Common  Preferred
                                       Stock       Stock     Stock   Stock
                                       -----       -----     -----   -----
V.P. Holding Company(2)               1,961,520   500,000     28.1    32.6
Christian M. Van Pelt(3)                437,333    32,000      6.9     2.0
Jacques DeLodder(4)                   1,838,520   380,000     26.7    24.6
Kristina DeWitte Van Pelt(5)          1,961,520   500,000     28.1    32.6
Robert G. Van Pelt(6)                 1,966,520   500,000     28.2    32.6
Alfred C. Bagwell(7)                    406,693         0      6.5       0
All directors and executive offcers
as a group (4 persons)                4,641,066   912,000     60.0    59.2

(1) The business address of each of these individuals, for the purpose hereof, is in care of American Pharmaceutical Company.

(2) Includes 140,000 shares of Series A Voting Cumulative Convertible Preferred Stock, 360,000 shares of Series B Voting Cumulative Convertible Preferred Stock and 755,760 shares of Common Stock as to which V.P. Holding Company, a company for which Mr. Robert Van Pelt serves as director, may obtain beneficial ownership through the exercise of certain warrants. Mr. Robert Van Pelt indirectly owns such shares through V.P. Holding Company.

(3) Includes 20,000 shares of Series A Voting Cumulative Convertible Preferred Stock, 12,000 shares of Series B Cumulative Convertible Preferred Stock and 52,000 shares of Common Stock as to which Mr. Christian M. Van Pelt may obtain beneficial ownership through the exercise of certain warrants.

(4) Includes 240,000 shares of Series A Voting Cumulative Convertible Preferred Stock, 140,000 Series B Cumulative Convertible Preferred Stock and 695,760 shares of Common Stock as to which Mr. DeLodder may obtain beneficial ownership through the exercise of certain warrants.

(5) Includes 140,000 shares of Series A Voting Cumulative Convertible Preferred Stock, 360,000 shares of Series B Voting Cumulative Convertible Preferred Stock and 755,760 shares of Common Stock as to which V.P. Holding Company, a company for which Ms. Kristina DeWitte Van Pelt serves as director, may obtain beneficial ownership through the exercise of certain warrants. Ms. Kristina DeWitte Van Pelt indirectly owns such shares through V.P. Holding Company.

(6) Includes 140,000 shares of Series A Voting Cumulative Convertible Preferred Stock, 360,000 shares of Series B Voting Cumulative Convertible Preferred Stock and 755,760 shares of Common Stock as to which V.P. Holding Company may obtain beneficial ownership through the exercise of certain warrants. Mr. Robert Van Pelt indirectly owns such shares through V.P. Holding Company.

(7) Includes 18,000 shares of Common Stock held by Susan Bagwell, the spouse of Alfred C. Bagwell and warrants to purchase 18,000 shares of Common Stock as to which Susan Bagwell may obtain through the exercise of warrants. Also includes 18,680 shares of Common Stock as to which Mr. Bagwell may obtain beneficial ownership through the exercise of certain warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Christian M. Van Pelt, through his law firm Christian M. Van Pelt, P.C., serves as General Counsel to the Company. Fees paid to Christian M. Van Pelt, P.C. in its capacity as general counsel approximated $96,000, $112,000, and $124,000 for the years ended December 31,1996, December 31, 1995, and December 31, 1994 respectively.

Robert and Kristina Van Pelt, the beneficial owner of approximately 31.6% of the outstanding shares of the Company, have loaned $100,000 to the Company. The loan terms require repayment on or before December 31, 1996, of the principal amount outstanding, together with interest at the rate of twelve percent (12%).

Belcap, Inc., a corporation owned by Robert Van Pelt and Jaques DeLodder have loaned $1,570,000 to the Company. The loan requires repayment on demand and is collateralized by substantially all of the assets of the Company, subject to the terms of the agreement with the former shareholders. See "Notes to Financial Statements - Notes Payable."

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1)&(2)  Financial Statements.
                   See Index to Financial Statements after Signature Page.

      (a)(3)       Exhibits.

      2. Plan of Reorganization of the Registrant--incorporated by reference to the Company's Current Report on Form 8-K dated August 26, 1993.

      3. Certificate of Incorporation of the Registrant--incorporated by reference to Exhibit 3 to the Company's 1990 Registration Statement No. 33-35153-D.

      3.1 Certificate of Amendment to the Certificate of Incorporation dated August 26, 1993. (1)

      3.2 By-Laws--incorporated by reference to Exhibit 3 to the Company's 1990 Registration Statement No. 33-35153-D.

      4. Form of Subscription Agreement relating to the Series A Voting Cumulative Convertible Preferred Stock. (1)

      4.1 Form of Subscription Agreement relating to the Series B Voting Cumulative Convertible Preferred Stock.(2)

      10.1 Agreement for the Purchase and Sale of the Shares, dated December 29, 1993, by and among the Registrant, Shaukat Malik, and U.S. Labs, Inc.--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.2         Employment Agreement, dated December 29, 1993, between
                   U.S. Labs, Inc. and Shaukat Malik--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.3 Agreement Not to Compete, dated December 29, 1993, between U.S. Labs, Inc. and Shaukat Malik--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.4 Secured Promissory Notes of the Registrant dated December 29, 1993--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.5 Lease Agreement, dated November 9, 1990 and amendment dated June 30, 1992, between U.S. Labs, Inc. as lessee and St. George Park Associates as lessor--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.5.1 Third Amendment to Lease Agreement dated January 1994 between U.S. Labs and St. George Park Associates. (1)

      10.5.2 Fourth Amendment to Lease Agreement dated August 1, 1994 between U.S. Labs and St. George Park Associates. (2)

      10.6 Financing Statement securing Secured Promissory Notes with the equipment of U.S. Labs, Inc.--incorporated by reference to the Company's Current Report on Form 8-K dated December 29, 1993.

      10.8         Incentive Stock Option Plan of the Registrant. (1)

      10.8.1       1994 Stock Incentive Plan. (2)

      10.8.5       1994 Directors' Stock Plan. (2)

      10.10 Employment Agreement, dated as of April 2, 1992, between APC and Arthur R. Brown. (1)

      10.13 Employment Agreement, dated as of April 2, 1992, between APC and Alfred C. Bagwell. (1)

      10.15 Consultants Agreement, dated April 2, 1992, between Atlantic Business Associates and APC. (1)

      10.16 Management Agreement, dated April 2, 1992, between Washington Valley Corporation and APC. (1)

      10.20 Lease for premises located at 245 Fourth Street, Passaic, New Jersey, between APC and Chelton Realty, Inc. Dated March 5, 1991. (1)

      10.21 Sublease Agreement dated July 12, 1994 between AII Acquisition Corp. as lessor and APC as lessee. (2)

      10.23 Addendum to Agreement for the Sale of all Shares in APC and American Pharmaceutical International Company, Inc., dated April 2, 1992. (1)

      10.25 Agreement, dated June 4, 1993, between R.H. Arnold & Co., Inc., P.K. Hickey & Co., Inc. and APC. (1)

      10.31 Agreement for the Sale of all Shares in APC and American Pharmaceutical International Company, Inc., dated December 13, 1991, between William E. Widerkehr, Caesar M. Choueka, Donald R. Scheps and Atlantic Business Associates, Inc. (1)

      10.32.1 Employment Agreement, dated April 2, 1992, between APC, Atlantic Business Associates, Inc. and Caesar M. Choueka. (1)

      10.32.1.1 Rider to April 2, 1992 Employment Agreement, dated December 31, 1992 between APC, Atlantic Business Associates and Caesar
                   M. Choueka. (1)

      10.32.1.2    Employment Agreement, dated December 31, 1992 between
                   APC, Atlantic Business Associates and Caesar M. Choueka. (1)

      10.32.2 Agreement Not to Compete, dated April 2, 1992, between APC, Atlantic Business Associates and Caesar M. Choueka. (1)

      10.32.2.1 Rider to April 2, 1992 Agreement Not to Compete, dated December 31, 1992 between APC, Atlantic Business Associates and Caesar M. Choueka. (1)

      10.32.2.2 Agreement Not to Compete, dated December 31, 1992, between APC, Atlantic Business Associates and Caesar M. Choueka. (1)

      10.32.3 Marketing and Sales Service Agreement, dated April 2, 1992, between APC, Atlantic Business Associates and Caesar M. Choueka. (1)

      10.32.3.1 Rider to Marketing and Sales Agreement, dated December 31, 1992, between APC, Atlantic Business Associates and Caesar
                   M. Choueka. (1)

      10.32.4 Promissory Note dated December 11, 1992, of APC to the order of Caesar M. Choueka in the sum of $65,678.00. (1)

      10.32.4.1 Promissory Note, dated December 11, 1992, of APC to the order of Caesar M. Choueka in the sum of $80,700.00. (1)

      10.32.5 Employment Agreement, dated April 2, 1992, between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.5.1 Rider to April 2, 1992 Employment Agreement, dated December 31, 1992, between APC, Atlantic Business Associates, and William E. Widerkehr. (1)

      10.32.5.2 Employment Agreement, dated December 31, 1992 between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.6 Agreement Not to Compete, dated April 2, 1992, between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.6.1 Rider to April 2, 1992 Agreement Not to Compete, dated December 31, 1992, between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.6.2 Agreement Not to Compete, dated December 31, 1992, between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.7 Marketing and Sales Service Agreement, dated April 2, 1992, between APC, Atlantic Business Associates and William E. Widerkehr. (1)

      10.32.7.1 Rider to Marketing and Sales Agreement, dated December 31, 1992, between APC, Atlantic Business Associates and William
                   E. Widerkehr. (1)

      10.32.8 Promissory Note, dated December 11, 1992, of APC to the order of William E. Widerkehr in the sum of $65,678.00. (1)

      10.32.8.1 Promissory Note, dated December 11, 1992, of APC to the order of William E. Widerkehr in the sum of $80,700.00. (1)

      10.32.9 Employment Agreement, dated April 2, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.9.1 Rider to April 2, 1992 Employment Agreement, dated December 31, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.9.2    Employment Agreement, dated December 31, 1992, between
                   APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.10 Agreement Not to Compete, dated April 2, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.10.1 Rider to April 2, 1992 Agreement Not to Compete, dated December 31, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.10.2 Agreement Not to Compete, dated December 31, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.11 Marketing and Sales Service Agreement, dated April 2, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.11.1 Rider to Marketing and Sales Agreement, dated December 31, 1992, between APC, Atlantic Business Associates and Donald R. Scheps. (1)

      10.32.12 Promissory Note, dated December 11, 1992, of APC to the order of Donald R. Scheps in the sum of $65,678.00. (1)

      10.32.12.1 Promissory Note, dated December 11, 1992, of APC to the order of Donald R. Scheps in the sum of $80,700.00. (1)

      10.32.13     Settlement Agreement dated April 6, 1994 between APC,
                   William E. Widerkehr, Caesar M. Choueka and Donald R. Scheps.
                   (2)

      10.32.15 Settlement and Security Agreement entered into on April 11, 1995 between APC, American Pharmaceutical Company, William
                   E. Widerkehr, Caesar M. Choueka, Donald R. Scheps and Atlantic Business Associates, Inc. (2)

      10.32.16 Subscription Agreement, dated April 11, 1995, between the Company and Caesar M.Choueka. (2)

      10.32.17 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of Caesar M. Choueka in the sum of $146,378.00. (2)

      10.32.18 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of Caesar M. Choueka in the sum of $186,955.33. (2)

      10.32.19 Subscription Agreement, dated April 11, 1995, between the Company and William E. Widerkehr. (2)

      10.32.20 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of William E. Widerkehr in the sum of $146,378.00. (2)

      10.32.21 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of William E. Widerkehr in the sum of $178,131.33. (2)

      10.32.22 Subscription Agreement, dated April 11, 1995, between the Company and Donald R. Scheps. (2)

      10.32.23 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of Donald R. Scheps in the sum of $146,378.00. (2)

      10.32.24 Subordinated Promissory Note, dated April 1, 1995, of the Company to the order of Donald R. Scheps in the sum of $186,955.33. (2)

      10.33.1 Employment Agreement, dated April 7, 1993, by and between Mail Service Sub. (Rx Mail) and John Sheehan. (1)

      10.33.2 Employment Agreement, dated April 7, 1993, by and between Mail Service Sub. (Rx Mail) and Martin Duberstein. (1)

      10.33.3 Conversion Agreement, dated as of April 7, 1993, by and among Mail Service Sub. (Rx Mail), APC and Benefits Plus, Inc. (1)

      10.33.4 Management Services Agreement, dated as of April 7, 1993, between Mail Service Sub (Rx Mail) and Benefits Plus, Inc. (1)

      10.33.5 Escrowed Common Stock and Voting Trust Agreement, dated as of April 7, 1993, by and among Mail Service Sub (Rx Mail), APC and Benefits Plus, Inc. (1)

      10.33.6 Investment Agreement, dated as of April 7, 1993, by and among Mail Service Sub (Rx Mail), APC and Benefits Plus, Inc. (1)

      10.33.7 Shareholders' Agreement, dated as of April 7, 1993, among APC, Mail Service Sub (Rx Mail), John J. Sheehan, Martin Duberstein, Benefits Plus, Inc. and Stuart Jackson. (1)

      10.33.8 License Agreement, dated January 12, 1994, between Rx Mail and American Federation of Musicians. (1)

      10.33.9 Agreement dated February 8, 1993, between APC and Allied Printing Trades Council Community Services, Inc. (1)

      10.33.10 Agreement dated October 1, 1993 between Rx Mail and Dinner Tours. (1)

      10.33.11 Agreement dated July 30, 1993 between RxMail and Managed Care Rx. (1)

      10.33.12 License Agreement dated May 18, 1994 between RxMail and the Jewish War Veterans of the USA. (1)

      10.34 Settlement and Security Agreement effective as of December 31,1994 and entered into as of April 11, 1995, by and between American Pharmaceutical Company, William E. Widerkehr, Caesar M. Choueka, Donald R. Scheps and Atlantic Business Associates, Inc. (3)

      10.35 Employment Agreement between American Pharmaceutical Company and Michael J. O'Donnell dated as of April 6, 1995 and Stock Option Agreement. (3)

      10.36 Agreement and Release between American Pharmaceutical Company and Michael J. O'Donnell dated as of December 7, 1995.

      11           Computation of per share data

      16 Former certifying accountant's letter to the Securities and Exchange Commission - incorporated by reference to Exhibit 16 of the Company's Current Report on Form 8-K dated December 20, 1993.

      21           Subsidiaries of Registrant. (2)

      (b)    Reports on Form 8-K:
             --------------------

             Rreports on Form 8-K reporting on Item 5, Other Events, were filed with dates of April 11, 1996, May 24, 1996, October 1, 1996 and April 14, 1997.

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB, as Amended, for the Transition Period from July 1, 1993 to December 31, 1993 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-KSB, as ammended, for the period ended December 31, 1994.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-QSB, as ammended, for the period ended March 31, 1995.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 1997                 American Pharmaceutical Company
                                     ------------------------------------
                                                Registrant


                                     By:/s/ Alfred C. Bagwell
                                        ---------------------------------
                                            Alfred C. Bagwell, President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                               Title                          Date
---------                               -----                          ----


/s/ Christian M. Van Pelt      Chairman of the Board,
-------------------------      and Secretary                       June 23, 1997
    Christian M. Van Pelt


/s/ Alfred C. Bagwell          President, Chief Executive
-------------------------      Officer, and Treasurer
    Alfred C. Bagwell          (Principal Financial Officer)       June 23, 1997



/s/ Jacques DeLodder
-------------------------
    Jacques DeLodder           Vice Chairman of the                June 23, 1997
                               Board


/s/ Robert G. Van Pelt         Vice Chairman of the                June 23, 1997
-------------------------      Board
    Robert G. Van Pelt

                        AMERICAN PHARMACEUTICAL COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                      FILED WITH THE ANNUAL REPORT OF THE
                            COMPANY ON FORM 10-KSB

                     FOR THE YEAR ENDED DECEMBER 31, 1996



Included in Part II:                                            Page
--------------------                                            ----

  Report of Independent Auditors                                 F-2

  Consolidated Balance Sheets as at December 31, 1996
    and December 31, 1995                                        F-3

  Consolidated Statements of Operations for the
    years ended December 31, 1996 and
    December 31, 1995.                                           F-4

  Consolidated Statements of Cash Flows for the
    years ended December 31, 1996 and
    December 31, 1995.                                           F-5

  Notes to Financial Statements                             F-6 thru F-13

                        Richard A. Eisner & Company, LLP
                           Accountants and Consultants
                               575 Madison Avenue
                             New York, NY 10022-2597

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
American Pharmaceutical Company
Parsippany, New Jersey

      We have audited the consolidated balance sheets of American Pharmaceutical Company and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of American Pharmaceutical Company and subsidiaries at December 31, 1996 and December 31, 1995 and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's significant operating losses, negative working capital and capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richard A. Eisner & Company, LLP
New York, New York
April 8, 1997
With respect to the Note
regarding the Company on page F-6
April 11, 1997

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                          December 31,
                                                      1996             1995
                                                   ----------       ----------
            ASSETS

Current assets:
   Cash                                             $     94           $    109
   Accounts receivable, net of allowances
   of $35 and $91                                        475                301
   Inventories                                           517                583
   Prepaid expenses and other current assets              11                 17
                                                    --------           --------
   Total current assets                                1,097              1,010
Fixed assets at cost less accumulated
   depreciation and amortization                         452                532
Goodwill                                                                    574
Other assets                                              72                 69
                                                    --------           --------
                                                    $  1,621           $  2,185
                                                    ========           ========
  LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
   Accounts payable                                 $  1,240           $    926
   Current portion of long-term debt - shareholders    1,722              1,050
   Current portion of long-term debt - other             145                131
   Accrued expenses and other liabilities                289                471
                                                    --------           --------
            Total current liabilities                  3,396              2,578
Long-term debt, less current portion - shareholders      575
Long-term debt, less current portion - other             581                715
Dividends in arrears                                     921                537
Commitments, contingencies and other matters
(Capital deficiency):
   Redeemable Preferred Stock, par value $.0001
   per share; authorized 10,000,000 shares:
     Series A Voting Cumulative Convertible
      Preferred Stock, authorized 1,000,000
      shares; issued and outstanding
      912,000 shares (aggregate liquidation
      preference $2,889,000)                           2,280              2,280
     Series B Voting Cumulative Convertible
      Preferred Stock, authorized 1,000,000
      shares; issued and outstanding 624,000
      shares (aggregate liquidation preference
      $1,872,000)                                      1,560              1,560
   Common Stock, par value $.01 per share;
     authorized 20,000,000 shares;
     outstanding 4,681,765 shares                         47                 47
   Additional capital                                  6,446              6,446
   Accumulated deficit                               (14,185)           (11,978)
                                                    --------           --------
            Total (capital deficiency)                (3,852)            (1,645)
                                                    --------           --------
                                                    $  1,621           $  2,185
                                                    ========           ========

Attention is directed to the foregoing accountants' report and the accompanying notes to financial statements.

                        AMERICAN PHARMACEUTICAL COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                 Year                Year
                                                Ended               Ended
                                             December 31,        December 31,
                                                 1996                1995
                                             ------------        ------------

Net sales                                       $ 4,160             $ 4,400

Cost of sales                                     3,695               5,053
                                                -------             -------

  Gross profit (loss)                               465                (653)

Operating expenses:

  Selling and distribution                          930               1,370
  General and administrative                        544               1,681
  Amortization and write-off of intangible
    assets                                          574                  35
                                                -------             -------

                                                  2,048               3,086
                                                -------             -------
Operating (loss)                                 (1,583)             (3,739)
Other income                                                            174
Interest expense                                   (240)                (87)
                                                -------             -------
Net (loss)                                      $(1,823)            $(3,652)
                                                =======             =======
Net (loss) per share of
  Common Stock                                  $  (.39)            $  (.82)
                                                =======             =======
Weighted average number of
  common shares outstanding                       4,682               4,461
                                                =======             =======

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

                        AMERICAN PHARMACEUTICAL COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                    Year Ended       Year Ended
                                                    December 31,    December 31,
                                                       1996            1995
                                                    ------------    ------------

Cash flows from operating activities:
  Net loss                                           $(1,823)          $(3,652)
  Adjustments to reconcile net loss
   to net cash (used) by operating
   activities:
     Depreciation and amortization                       680               135
     Changes in assets and liabilities:
      (Increase) decrease in accounts receivable        (174)              607
      Decrease in inventories                             66             1,210
      Decrease in prepaid expenses and
       other current assets                                3               133
      Increase (decrease) in accounts payable and
       other current liabilities                         132            (1,020)
                                                     -------           -------

  Net cash (used) by operating activities             (1,116)           (2,587)
                                                     -------           -------

Cash flows from financing activities:
  Net proceeds from sales of capital stock                               1,625
  Proceeds from loan payable - shareholders            1,248             1,050
  Principal payments under long-term debt               (121)             (134)
                                                     -------           -------

  Net cash provided by financing activities            1,127             2,541
                                                     -------           -------

Cash flows from investing activities:
  Capital expenditures                                   (26)             (100)
                                                     -------           -------

  Net cash (used) by investing activities                (26)             (100)
                                                     -------           -------

Net (decrease) in cash                                   (15)             (146)
Cash at beginning of year                                109               255
                                                     -------           -------

Cash at end of year                                  $    94           $   109
                                                     =======           =======

Attention is directed to the foregoing accountants' report and to the accompanying notes to financial statements.

               AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS


The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter (non-prescription) drugs and vitamin products.

The Company has incurred substantial losses and as at December 31, 1996, it has a capital deficiency of ($3,852,000). The Company has taken the following steps to improve its financial status:

      1) Subsequent to December 31, 1996, loans from shareholders totaling $525,000 were received through April 11, 1997.

      2) In December 1995, the Company appointed a new management team and "right sized" the Company to reduce overall operating costs by approximately $1,700,000 in 1996 compared to 1995.

In addition, the Company discontinued its manufacturing and mail order operations in 1995, both of which were not profitable and is taking actions to reduce costs in other areas including a reduction of personnel in packaging, sales and the general administrative function. Further, the Company is seeking additional financing through a debt or equity offering, however, there is no assurance that alternative sources of financing would be available to the Company on agreeable terms. Management believes that it will be able to adequately fund its operations through 1997.

Significant Accounting Policies:

Principles of consolidation and preparation:

The consolidated financial statements include the accounts of American Pharmaceutical Company, its wholly-owned subsidiaries, American Pharmaceutical Company ("APC") and U. S. Labs, Inc. ("U.S. Labs") and a majority-owned subsidiary, American Rx Mail, Inc. ("Rx Mail"). The operations of these subsidiaries were discontinued in the fourth quarter of 1994. See "Discontinued Operations" below. Significant intercompany accounts and transactions have been eliminated in consolidation. References herein to the "Company" refer to American Pharmaceutical Company and its subsidiaries, or American Pharmaceutical Company, as the context may require.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 December 31, December 31,
                                                     1996        1995
                                                 ------------ ------------

Bulk inventory                                       $195        $270
Packaging supplies                                    292         243
Finished goods                                         30          70
                                                     ----        ----
                                                     $517        $583
                                                     ====        ====

Fixed assets:

Fixed assets are recorded at cost. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives. Leasehold improvements are amortized over the shorter of the term of the lease or their estimated useful lives. Fixed assets are summarized as follows (in thousands):


                                                 December 31, December 31,
                                                     1996        1995
                                                 ------------ ------------

Furniture and fixtures                               $ 66        $ 67
Machinery and equipment                               465         440
Leasehold improvements                                239         237
                                                     ----        ----
                                                      770         744
Accumulated depreciation and amortization             318         212
                                                     ----        ----
                                                     $452        $532
                                                     ====        ====

Amortization:

Goodwill is amortized over twenty years on the straight-line basis.

As of each balance sheet date, management assesses whether there has been an impairment in the value of excess cost over net assets of the acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. If the anticipated undiscounted cash flows were less than the carrying value an impairment would be recorded. The factors considered by management in performing this assessment include the length of time since acquisition, current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, the Company wrote-off the remaining balance of $574,000 of goodwill related to the purchase of the Company in 1992.

Fair Values of Financial Instruments:

The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable, accrued expenses, and other liabilities approximate fair value because of the short maturity of these financial instruments. The estimated carrying value of long term debt approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 1996. The fair value estimates were based on information available to management as of December 31, 1996.

Stock-based Compensation:

The Company accounts for employee stock option grants under the basis of Accounting Principles Board Opinion No. 25. In fiscal 1996 the Company adopted the disclosures only alternative available under Statement of Financial Accounting Standards ("SFAS") No. 123 for its employee stock option grants. No stock options were granted during 1996 or 1995.

Cash flows statement:

For purposes of reporting cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Interest paid during the years ended December 31, 1996 and December 31, 1995 approximated $26,000 and $34,000, respectively.

Concentration of credit risk:

Financial instruments that potentially subject the Company to credit risk consist of trade receivables. The Company markets its products primarily to domestic distributors, retail drug store chains, independent drug stores and drug wholesalers; collateral is not required. Generally, the risk associated with this concentration is limited due to the large number of independent drug stores, distributors, drug store chains and drug wholesalers, their geographic dispersion and the performance of certain credit evaluation procedures by Company personnel.

Trade receivables from international customers are generally supported by letters of credit of financial institutions. See "Contingencies and Other Matters - Other matters " below.

Per share data:

Per share data are based upon the weighted average number of common shares outstanding and giving effect to preferred stock dividend requirements. No effect has been given to outstanding common stock equivalents as the effect would be antidilutive.

Discontinued Operations:

The Company decided to discontinue the operations of U.S. Labs, a development stage company, because it determined that the manufacturing operation was not compatible with the Company's material sourcing strategies. During 1995 the Company completed the disposition of fixed assets and settlement of liabilities of U.S. Labs that resulted in a gain of $66,000 which was reported as Other Income in the fourth quarter of 1995.

Notes Payable:

Notes payable consist of the following (in thousands):

                                                 December 31, December 31,
                                                     1996        1995
                                                 ------------ ------------
Promissory notes former shareholders (1)            $  726       $  846
Promissory notes current shareholders (2)            2,297        1,050
                                                    ------       ------

                                                     3,023        1,896
Less current portion                                 1,867        1,181
                                                    ------       ------
                                                    $1,156       $  715
                                                    ======       ======

Debt Restructuring:

In April 1995, the Company and the former shareholders of the Company entered into an agreement to amend certain agreements relating to the sale and purchase of the Company in 1992. Pursuant to the agreement, amounts payable to the former shareholders of $439,000 and $1,229,000 due them pursuant to notes payable and noncompetition obligations, respectively, were exchanged for $1,000,000 of modified promissory notes and 267,363 shares of the Company's Common Stock valued at $2.50 per share. The transaction was accounted for in accordance with SFAS 15, which establishes the accounting treatment for debt restructurings.

(1) This represents the discounted value of the promissory notes issued in connection with the debt restructuring and is payable in monthly installments through 2002. The discount reflects an effective interest rate of 1 1/2%. The notes are subordinated to certain future financings and are collateralized by substantially all of the assets of the Company.

(2) Promissory notes current shareholders consists of unsecured loans bearing interest at 12% per annum. $1,722,000 of the principal balance is payable on demand, $288,000 is due on June 30, 1998 and the remaining balance of $288,000 is due on December 31, 1998.

Maturities of debt during the next five years, including the portion classified as current, are $1,878,000 in 1997, $720,000 in 1998, $144,000 in 1999, $144,000
in 2000, $144,000 in 2001, $28,000 in 2002, less amounts representing imputed interest of $35,000.

Union agreement:

Employees are covered by a union sponsored, collectively bargained, multiemployer pension and health plan. Union health and welfare expenses for the years ended December 31, 1996 and 1995 amounted to $77,000 and $95,000 respectively. These contributions are determined in accordance with the provisions of the negotiated labor contract.

Income Taxes:

At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes aggregating approximately $12,534,000 which expire in the years 2008 through 2011. For Federal income tax purposes it is likely that the Company will have a limitation on the annual utilization of its net operating loss carryover.

The gross provision for income tax benefit and increase in valuation allowance thereon for the years ended December 31, 1996, and December 31, 1995 were approximately $491,000 and $1,936,000 respectively.

Temporary differences and carryforwards at December 31, which give rise to the deferred tax asset are as follows (in thousands):

                                                   1996       1995
                                                   ----       ----

                     Net operating losses        $ 5,013    $ 4,500

                     Temporary differences:
                       Allowance for doubtful
                       accounts                       14         36
                                                 -------    -------
                                                 $ 5,027    $ 4,536

                     Less valuation allowance
                       thereon                    (5,027)    (4,536)
                                                 -------    -------

                                                 $   -0-    $   -0-
                                                 =======    =======

For 1996 and 1995, the principal difference between the expected benefit of applying the statutory Federal income tax rate to pre-tax net loss and the actual benefit above, before valuation allowance, is due to amortization of goodwill and non-deductible expenses.

Shareholders' Equity:

Preferred stock:

The Series A Voting Cumulative Convertible Preferred Stock shares are convertible into Common Stock on a share-for-share basis at any time at the option of the holder, the holders of the Series A shares are entitled to vote based on the number of common shares into which their preferred shares are convertible, and are entitled to an annual dividend of $.25 per share. The shares may be redeemed by the Company, at its option, for $2.50 per share plus accumulated and unpaid dividends if the market price is at least $4.00 per share for 30 consecutive trading days. The Company may, under certain circumstances, redeem the preferred shares, in whole or in part, by exchanging each preferred share for the number of shares of Common Stock having an aggregate current market price of at least $2.50.

In addition, during 1995, the Company sold 384,000 shares of Series B Voting Cumulative Convertible Preferred Stock. The rights and preferences of the Series A Preferred Stock and the Series B Preferred Stock are substantially similar, except that the Series A Preferred Stock is senior with respect to the right to be paid dividends and on liquidation.

Dividends pursuant to the subscription agreements on both Series A and Series B Voting Cumulative Convertible Preferred Stock accrue whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared.

Changes in the Company's Common Stock, Preferred Stock, Additional Capital, and Deficit during the period January 1, 1995 through December 31, 1996 are as follows (in thousands):


                              Preferred Stock       Common Stock
                            ------------------    ---------------
                            Number                Number
                              of                    of              Additional Accumulated
                            Shares      Amount    Shares    Amount    Capital   (Deficit)
                            ------      ------    ------    ------    -------   ---------

Balance-December 31, 1994    1,152     $2,880     4,065      $40      $5,128    $(7,972)
Sale of Series B Preferred
 Stock Units                   384        960
Debt re-structuring                                 267        3         657
Sale of Common Stock                                334        4         746
Issuance of Common Stock                             16
Offering Costs                                                           (85)
Dividends - preferred stock                                                        (354)
Net loss                                                                         (3,652)
                             -----     ------     -----      ---      ------   --------
Balance-December 31, 1995    1,536      3,840     4,682       47       6,446    (11,978)
Dividends - preferred stock                                                        (384)
Net loss                                                                         (1,823)
                             -----     ------     -----      ---      ------   --------
Balance-December 31, 1996    1,536     $3,840     4,682      $47      $6,446   $(14,185)
                             -----     ------     -----      ---      ------   --------

Warrants:

At December 31, 1996, the following warrants to purchase common stock of the Company were outstanding:
                       DATE              EXPIRATION        EXERCISE    NUMBER OF
WARRANT                ISSUED               DATE            PRICE        SHARES
-------                ------            ----------        --------    ---------

Class B (1)          November 20, 1990  October 31, 1997     $2.50       600,000
Class C (1)          November 20, 1990  October 31, 1997     $2.50       600,000
Class PP (2)         February 23, 1993  February 23, 1998 $2.50-$3.00    855,929
Conversion (2)       February 28, 1993  February 28, 1998    $2.50       348,200
Preferred A (2)      November 1993      November 1998       $3.375       912,000
Preferred B (2)      December 29, 1994  December 29, 1999   $3.375       624,000
Investment Banker B  August 26, 1993    August 26, 1998      $2.50       115,000
Class D              April 24, 1994     April 24, 1999       $3.00       642,753
Broker Dealer        April 24, 1994     April 24, 1998       $2.50       200,000
Broker Dealer D      April 24, 1994     April 24, 1998       $3.50        64,026

(1) The Company can, under certain circumstances, redeem Class B and Class C warrants for $.10 per warrant.
(2) These warrants cannot be exercised until such time that the bid price of the Company's Common Stock equals or exceeds $6.00 per share for 30 consecutive trading days.

Pursuant to the acquisition of the Company in April 1992, the Company is obligated to grant former shareholders of the Company warrants for the purchase of an aggregate of 3% of the Company's Common Stock upon consummation of a public offering at the public offering price.

Preferred Stock:

During 1995, the company received proceeds of $960,000 from subscribers of 384,000 "Units". Each unit consists of one share of Series B Preferred Stock and one warrant to purchase one share of the Company's Common Stock for $3.375 per share.

Common Stock:

During 1995, the Company received proceeds of $750,000 from subscribers of 333,333 shares of the Company's Common Stock.

Incentive Stock Option Plan:

The Company maintains an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under
Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 100,000 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's common stock).

1994 Stock Incentive Plan:

In October 1994, the Company's Board of Directors has approved, subject to shareholder approval, the 1994 Stock Incentive Plan. The Company had reserved 1,000,000 shares of Common Stock for issuance under the 1994 Stock Incentive Plan, but no options to purchase have been granted under the 1994 Stock Incentive Plan. Since the 1994 Stock Incentive Plan was not approved by the shareholders prior to October 20, 1995 the 1994 Stock Incentive Plan is no longer effective and has been terminated.

Director's Stock Plan:

In October 1994, the Company's Board of Directors approved, subject to shareholder approval, the Director's Stock Plan. The Director's Stock Plan is designed to advance the interests of the Company and its shareholders by affording directors of the Company an opportunity to acquire or increase their proprietary interest in the Company, and thereby to encourage their continued service as directors and provide them additional incentives to achieve the growth objectives of the Company. The Company has reserved 500,000 shares of Common Stock for issuance under the Director's Stock Plan. Concurrently, with the adoption of the Director's Stock Plan, grants of 5,000 shares of the Company's Common Stock were made to each of its two outside directors. The Director's Stock Plan has not been submitted to the shareholders for approval, and accordingly, the grants of 5,000 shares to each of its outside directors of the Company's Common Stock have been canceled and the accrual of $30,000 made in 1994 in the books was reversed in 1996.

Commitments, Contingencies and Other Matters:

Commitments:

The Company's executive offices, packaging operations and warehouse occupy a 51,000 square foot building located in an industrial park in Parsippany, New Jersey. The lease covering the facility provides for rent of $4.50 per square foot and expires in July 1998 with a five-year renewal option and requires payment for all real estate taxes and utilities.


Minimum annual rentals are as follows:

      Year Ending December 31,
      ------------------------
               1997                         231,000
               1998                         135,000

Included in other assets is security deposit on the lease in the amount of $58,000.

Rent expense charged to operations approximated $231,000 and $228,000 for the years ended December 31, 1996 and December 31, 1995, respectively.

Legal proceedings:

The Company has been named as a defendant in several product liability cases involving a product produced by an unrelated corporation which, in 1973, sold certain tangible and intangible assets to the Company. All of the pending cases are being defended by insurance carriers and in no case has a judgement been entered against the Company. While the lawsuits seek damages in excess of the Company's insurance coverage, counsel has advised the Company that the likelihood of a successful material judgement against the Company is remote, accordingly, it is the opinion of management that the outcome of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

During the year ended December 31, 1995, a shareholder filed a lawsuit against the Company asserting that certain misrepresentations were made in connection with the private placement of the Company's common stock in 1994. As damages, plaintiff sought a return of investment ($57,000) plus an unspecified amount of interest. On May 13, 1996 the Court directed a verdict in favor of the Company.

In April, 1996 the former president and director of the Company filed a complaint against the Company and Christian Van Pelt, the Chairman of the Company's Board of Directors, in the United States District Court for the Southern District of New York. The Company was notified on August 12, 1996 that the former president discontinued the complaint.

During 1995, one of the secondary insurance carriers asked the Company to release them from any liability arising from the above lawsuits. As compensation for the release, the Company received $108,000 which was included in other income.

Other matters:

During the year ended December 31, 1996, three customers accounted for 16%, 12% and 11% of net sales. During the year ended December 31, 1995, three customers each accounted for 14%, 13% and 11% of net sales.

Sales to customers in foreign countries approximated $422,000 and $421,000, for the years ended December 31, 1996 and December 31, 1995, respectively.


During the fourth quarter of the year ended December 31, 1995, the Company recorded an adjustment that resulted in a gain of $66,000 arising from the disposition of fixed assets and settlement of liabilities of U.
S. Labs. The adjustment was not provided for in previous quarters.