Form 10QSB
period 1997-03-31
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-06-30
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                    4,681,765
         Number of shares of Common Stock outstanding as of May 12, 1997

    TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)
                                                          March 31, December 31,
                                                             1997       1996
                                                          --------- ------------
     ASSETS

Current assets:
  Cash                                                      $    105   $     94
   Accounts receivable, net of allowances
     of $35,000                                                  369        475
   Inventories                                                   591        517
   Prepaid expenses and other current assets                      24         11
                                                            --------   --------
  Total current assets                                         1,089      1,097

Fixed assets at cost less accumulated
   depreciation and amortization                                 422        452
Other assets                                                      72         72
                                                            --------   --------
                                                            $  1,583   $  1,621
                                                            ========   ========
     LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                                          $    957   $  1,240
  Notes payable - shareholders                                  1722       1722
   Current portion of long term debt                             145        145
     Accrued expenses and other liabilities                      373        289
                                                            --------   --------
     Total current liabilities                                 3,197      3,396

Long-term debt, less current portion - shareholders            1,100        575
Long-term debt, less current portion - other                     538        581
Dividends in arrears                                           1,023        921
Commitments, contingencies and other matters
(Capital deficiency):
   Redeemable Preferred Stock, par value $.0001 per share;
   authorized 10,000,000 shares:
    Series A Voting Cumulative Convertible Preferred Stock,
      authorized 1,000,000 shares; issued and outstanding
      912,000 shares (aggregate liquidation
      preference $2,950,000)                                   2,280      2,280
    Series B Voting Cumulative Convertible Preferred Stock,
      authorized 1,000,000 shares; issued and outstanding
      624,000 shares (aggregate liquidation
      prefenerce $1,913,000)                                   1,560      1,560
   Common Stock, par value $.01 per share;
    authorized 20,000,000 shares; outstanding 4,681,765
    shares                                                        47         47
   Additional capital                                          6,446      6,446
   Deficit                                                   (14,608)   (14,185)
                                                            --------   --------

     Total (capital deficiency)                               (4,275)    (3,852)
                                                            --------   --------

                                                            $  1,583   $  1,621
                                                            ========   ========

       The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  March 31,
                                                               1997      1996
                                                            ---------  ---------
Net sales                                                    $   917    $ 1,114

Cost of sales                                                    828        941
                                                             -------    -------
  Gross profit (loss)                                             89        173

Operating expenses:

  Selling and distribution                                       176        240
  General and administrative                                     155        134
  Amortization of intangible assets                                           9
                                                             -------    -------
                                                                 331        383
                                                             -------    -------
Operating (loss)                                                (242)      (210)

Interest expense                                                  78         43
                                                             -------    -------
Net (loss)                                                   $  (320)   $  (253)
                                                             =======    =======
Net (loss) per share of Common Stock                         $  (.07)   $  (.05)
                                                             =======    =======
Weighted average number of common shares outstanding           4,682      4,682
                                                             =======    =======

       The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  March 31,
                                                               1997      1996
                                                            ---------  ---------
Cash flows from operating activities:
  Net (loss)                                                 $  (320)   $  (253)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
      Depreciation and amortization                               30         31
  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                 106       (325)
      (Increase) decrease in inventories                         (74)       176
      (Increase) in prepaid expenses and
        other assets                                             (13)       (16)
      (Decrease) in accounts payable and other
        current liabilities                                     (200)      (152)
                                                             -------    -------
  Net cash (used) by operating activities                       (471)      (539)

Cash flows from financing activities:
  Proceeds from loan payable - shareholders                      525        520
  Principle payments under long-term debt                        (43)       (34)
                                                             -------    -------
  Net cash provided by financing activities                      482        486

Cash flows from investing activities:
  Capital expenditures                                                      (24)
                                                                        -------
  Net cash (used) by investing activities                                   (24)
                                                                        -------
Net increase (decrease) in cash                                   11        (77)
                   Cash at beginning of period                    94        109
                                                             -------    -------
Cash at end of period                                        $   105    $    32
                                                             =======    =======

       The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter (non-prescription) drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at March 31, 1997 and for the three month periods ended March 31, 1997 and March 31, 1996 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1996 was derived from the audited financial statements at such date.

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

Maturities of debt during the next five years, including the portion classified as current, are $1,830,000 in 1997, $1,245,000 in 1998, $144,000 in 1999,
$144,000 in 2000, $144,000 in 2001, $28,000 in 2002, less amounts representing imputed interest of $32,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Results of Operations:

Sales:

Net sales of $917,000 for the three months ended March 31, 1997 compare to sales of $1,114,000 in the corresponding period of the prior fiscal year.

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

Gross Margins:

The Company's gross margin for the three months ended March 31, 1997 decreased to $89,000 compared to $173,000 for the corresponding period of the prior fiscal year. The decrease in gross margins were attributable to an unfavorable sales mix and lower sales volume.

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

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the three months ended March 31, 1997 decreased $64,000 to $176,000, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs and the reassignment of personnel to other departments within the Company. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past three months, but there ca be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the three months ended March 31, 1997 increased $21,000 from the corresponding period of the prior fiscal year. The increases in such costs are primarily attributable to the reassignment of personnel within the Company.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital increased $191,000 to $(2,108,000), at March 31, 1997 from $(2,299,000) at December 31, 1996. During the three months ended March 31, 1997 the Company received loans from shareholders of $525,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 2. Changes in Securities

The Warrant expiration dates of the Class B and Class C Warrants were extended from April 30, 1997 to October 31, 1997, entitling the holders thereof to exercise their Warrants at any time prior to October 31, 1997.

ITEM 3. Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $1,023,000 through March 31, 1997.

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

        None

        (b)   Reports on Form 8-K:

        The Company filed a current report on Form 8-K dated April 14, 1997, reporting under Item 5. "Other Events" that the expiration date of the Company's Class B and Class C Warrants was extended from April 30, 1997 to October 31, 1997.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Pharmaceutical Company
                                          --------------------------------------
                                                  (Registrant)


June 25, 1997                             /s/ Christian M. Van Pelt
                                          --------------------------------------
                                          Christian M. Van Pelt, Chairman of the
                                          Board


June 25, 1997                             /s/ Alfred C. Bagwell
                                          --------------------------------------
                                          Alfred C. Bagwell, President,
                                          (Chief Executive Officer)