Form 10QSB
period 1997-06-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-07-23
CIK 864494

Commission File Number 33-35153-D

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                    4,681,765
        Number of shares of Common Stock outstanding as of July 18, 1997

    TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                          June 31,  December 31,
                                                            1997        1996
   ASSETS

Current assets:
  Cash                                                    $     33    $     94
   Accounts receivable, net of allowances
     of $35,000                                                407         475
   Inventories                                                 506         517
   Prepaid expenses and other current assets                    12          11
                                                          --------    --------

  Total current assets                                         958       1,097

Fixed assets at cost less accumulated
   depreciation and amortization                               396         452
Other assets                                                    67          72
                                                          --------    --------

                                                          $  1,421    $  1,621
                                                          ========    ========

   LIABILITIES AND (CAPITAL DEFICIENCY)

Current liabilities:
  Accounts payable                                        $  1,090    $  1,240
  Notes payable - shareholders                               1,722       1,722
  Current portion of long term debt                            145         145
  Accrued expenses and other liabilities                       443         289
                                                          --------    --------
     Total current liabilities                               3,400       3,396

Long-term debt, less current portion - shareholders          1,176         575
Long-term debt, less current portion - other                   517         581
Dividends in arrears                                         1,120         921
Commitments, contingencies and other matters
(Capital deficiency):
  Redeemable Preferred Stock, par value $.0001 per
  share; authorized 10,000,000 shares:
    Series A Voting Cumulative Convertible Preferred
      Stock, authorized 1,000,000 shares; issued and
      outstanding 912,000 shares (aggregate liquidation
      preference $3,007,000)                                 2,280       2,280
    Series B Voting Cumulative Convertible Preferred
      Stock, authorized 1,000,000 shares; issued and
      outstanding 624,000 shares (aggregate liquidation
      prefenerce $1,953,000)                                 1,560       1,560
  Common Stock, par value $.01 per share;
    authorized 20,000,000 shares; outstanding
    4,681,765 shares                                            47          47
  Additional capital                                         6,446       6,446
  Deficit                                                  (15,125)    (14,185)
                                                          --------    --------
    Total (capital deficiency)                              (4,792)     (3,852)
                                                          --------    --------

                                                          $  1,421    $  1,621
                                                          ========    ========

        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                           Six Months Ended   Three Months Ended
                                          ------------------  ------------------
                                          June 30,  June 30,  June 30,  June 30,
                                            1997      1996      1997      1996
                                          --------  --------  --------  --------

Net sales                                 $ 1,870   $ 2,047   $   953   $   933

Cost of sales                               1,822     1,760       994       819
                                          -------   -------   -------   -------

Gross profit                                   48       287       (41)      114

Operating expenses:

  Selling and distribution                    337       461       161       221
  General and administrative                  280       268       125       134
  Amortization of intangible assets            --        18        --         9
                                          -------   -------   -------   -------

                                              617       747       286       364
                                          -------   -------   -------   -------

Operating (loss)                             (569)     (460)     (327)     (250)

Interest expense                              171        92        93        49
                                          -------   -------   -------   -------

Net (loss)                                $  (740)  $  (552)  $  (420)  $  (299)
                                          =======   =======   =======   =======

Net (loss) per share of
  Common Stock                            $  (.16)  $  (.12)  $  (.09)  $  (.06)
                                          =======   =======   =======   =======

Weighted average number of
  common shares outstanding                 4,682     4,682     4,682     4,682
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                            --------------------
                                                            June 30,    June 30,
                                                              1997        1996
                                                            --------    --------

Cash flows from operating activities:
  Net (loss)                                                $  (740)    $  (552)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
      Depreciation and amortization                              56          47

  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                 68        (352)
      Decrease in inventories                                    11         187
      Decrease (increase) in prepaid expenses and
        other assets                                              4          (8)
      Increase (decrease) in accounts payable and other
        current liabilities                                       4         (49)
                                                            -------     -------

  Net cash (used) by operating activities                      (597)       (727)

Cash flows from financing activities:
  Principle payments under long-term debt                       (64)        (67)
  Loans                                                         600         720
                                                            -------     -------
  Net cash provided by financing activities                     536         653

Cash flows from investing activities:
  Capital expenditures                                           --         (14)
                                                            -------     -------

  Net cash (used) by investing activities                       (14)

Net (decrease) increase in cash                                 (61)        (88)
Cash at beginning of period                                      94         109
                                                            -------     -------

Cash at end of period                                       $    33     $    21
                                                            =======     =======

        The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter and prescription drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at June 30, 1997 and for the six and three month periods ended June 30, 1997 and June 30, 1996 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1996 was derived from the audited financial statements at such date.

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

Maturities of debt during the next five years, including the portion classified as current, are $144,000 in 1997, $144,000 in 1998, $144,000 in 1999, $144,000
in 2000 and $137,000 thereafter, less amounts representing imputed interest of $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Results of Operations:

Sales:

Net sales for the six and three months ended June 30, 1997 were $1,870,000 and $953,000 compared to $2,047,000 and $933,000 in the corresponding period of the prior fiscal year.

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

Gross Margins:

The Company's gross margin for the six and three months ended June 30, 1997 decreased to $48,000 and($41,000) compared to $287,000 and $114,000 for the corresponding period of the prior fiscal year. The decrease in gross margins were attributable to an unfavorable sales mix, unfavorable absorption resulting from lower sales volume, and spending variances.

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

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the six and three months ended June 30, 1997 decreased $124,000 and $60,000 respectively, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs and the reassignment of personnel to other departments within the Company. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past six months, but there can be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the six and three months ended June 30, 1997 increased $12,000 and decreased $9,000 respectively, from the corresponding period of the prior fiscal year. The increases in such costs are primarily attributable to the reassignment of personnel within the Company.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $143,000 to ($2,442,000), at June 30, 1997 from ($2,299,000) at December 31, 1996. During the six months ended June 30, 1997 the Company received short term loans from shareholders of $600,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company. Management is currently seeking alternate sources of financing to fund its operations including the sale of additional capital stock. There can be no assurance that alternative sources of financing would be available to the Company on agreeable terms.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 3.  Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $1,120,000 through June 30, 1997.

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:

                 None

            (b)  Reports on Form 8-K:

                 None

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       American Pharmaceutical Company
                                       -----------------------------------------
                                                   (Registrant)



July 18, 1997                          /s/ Alfred C. Bagwell
                                       -----------------------------------------
                                       Alfred C. Bagwell, President (Chief
                                       Executive Officer)