Form 10QSB
period 1997-09-30
AMERICAN PHARMACEUTICAL CO /DE
filed 1997-11-14
CIK 864494

Commission File Number 33-35153-D

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                         AMERICAN PHARMACEUTICAL COMPANY
             (Exact name of registrant as specified in its charter)

      DELAWARE                                               84-1139559
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

12 Dwight Place, Fairfield, New Jersey                             07004
      (Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (973) 276-1310

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                                    4,681,765
      Number of shares of Common Stock outstanding as of November 11, 1997

    TRADITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO: |X|

                         AMERICAN PHARMACEUTICAL COMPANY
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            September 30,  December 31,
                                                                 1997          1996
                                                               --------      -------
      ASSETS

Current assets:

 Cash                                                          $     65      $    94
 Accounts receivable, net of allowances
     of $35,000                                                     376          475
 Inventories                                                        465          517
 Prepaid expenses and other current assets                            8           11
                                                               --------      -------

 Total current assets                                               914        1,097

Fixed assets at cost less accumulated
 depreciation and amortization                                      250          452
Other assets                                                          2           72
                                                               --------      -------

                                                               $  1,166      $ 1,621
                                                               ========      =======

      LIABILITIES AND (Capital Deficiency)

Current liabilities:
 Accounts payable                                                 1,060      $ 1,240
 Notes payable-shareholders                                       1,720        1,722
 Current portion of long term debt                                  145          145
 Accrued expenses and other liabilities                             516          289
                                                               --------      -------
      Total current liabilities                                   3,441        3,396

Long-term debt, less current portion - shareholders               1,176          575
Long-term debt, less current portion - other                        530          581
Dividends in arrears                                              1,219          921

Commitments, contingencies and other matters

Shareholders' equity:
 Preferred Stock, par value $.0001 per share; authorized
   10,000,000 shares:
   Series A Voting Cumulative Convertible Preferred Stock,
     authorized 1,000,000 shares; issued and outstanding
     912,000 (aggregate liquidation preference $3,066,000)        2,280        2,280
   Series B Voting Cumulative Convertible Preferred Stock,
     authorized 1,000,000 shares; issued and outstanding
     624,000 (aggregate liquidation value $1,993,000)             1,560        1,560
 Common Stock, par value $.01 per share;
   authorized 20,000,000 shares; outstanding 4,681,765
   shares                                                            47           47
 Additional capital                                               6,446        6,446
 Deficit                                                        (15,533)     (14,185)
                                                               --------      -------

      Total shareholders' equity                                 (5,200)      (3,852)
                                                               --------      -------

                                                               $  1,166      $ 1,621
                                                               ========      =======


        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                           Nine Months Ended       Three Months Ended
                                         --------------------      --------------------
                                         Sept 30,     Sept 30,     Sept 30,     Sept 30,
                                          1997          1996        1997         1996
                                         -------      -------      -------      -------
Net sales                                $ 2,664      $ 3,148      $   794      $ 1,101

Cost of sales                              2,476        2,688          654          928
                                         -------      -------      -------      -------

Gross profit                                 188          460          140          173

Operating expenses:

   Selling and distribution                  440          693          103          232
   General and administrative                376          403           96          135
   Amortization of intangible assets         160           26          160            8
                                         -------      -------      -------      -------

                                             976        1,122          359          375
                                         -------      -------      -------      -------

Operating (loss)                            (788)        (662)        (219)        (202)

Interest expense                            (262)        (163)         (91)         (71)
                                         -------      -------      -------      -------

Net (loss)                               $(1,050)     $  (825)     $  (310)     $  (273)
                                         =======      =======      =======      =======

Net  (loss) per share of
  Common Stock                           $  (.22)     $  (.18)     $  (.07)     $  (.06)
                                         =======      =======      =======      =======

Weighted average number of
  common shares outstanding                4,682        4,682        4,682        4,682
                                         =======      =======      =======      =======

        The accompanying notes are an integral part of these statements.

                         AMERICAN PHARMACEUTICAL COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                         -------------------
                                                         Sept 30,    Sept 30,
                                                           1997        1996
                                                         -------      ------

Cash flows from operating activities:
   Net (loss)                                            $(1,050)     $(825)
   Adjustments to reconcile net loss to net cash
      (used) by operating activities:
         Depreciation and amortization                       237         86

   Changes in assets and liabilities:
         Decrease (increase) in accounts receivable           99       (331)
         Decrease in inventories                              52         59
         Decrease (increase) in prepaid expenses and
           other assets                                       73        (32)
         Increase in accounts payable and other
           current liabilities                                47        174
                                                         -------      -----

   Net cash (used) by operating activities                  (542)      (869)

Cash flows from financing activities:
   Principle payments under long-term debt                   (51)      (105)
   Loans                                                     600        920
                                                         -------      -----
   Net cash provided by financing activities                 549        815

Cash flows from investing activities:
   Capital expenditures                                      (36)       (22)
                                                         -------      -----

   Net cash (used) by investing activities                   (36)       (22)

Net (decrease) increase in cash                              (29)       (76)
Cash at beginning of period                                   94        109
                                                         -------      -----

Cash at end of period                                    $    65      $  33
                                                         =======      =====

        The accompanying notes are an integral part of these statements.

                AMERICAN PHARMACEUTICAL COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

The Company:

The Company operates in one business segment, the repackaging and distribution (both domestically and internationally) of over-the-counter and prescription drugs and vitamin products.

Basis of Preparation:

The accompanying financial statements as at September 30, 1997 and for the nine and three month periods ended September 30, 1997 and September 30, 1996 are unaudited; however, in the opinion of management of the Company such statements include all adjustments (consisting of normal recurring accruals) necessary to a fair statement of the information presented therein. The balance sheet as at December 31, 1996 was derived from the audited financial statements at such date.

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

Significant Accounting Policies:

Amortization:

As a result of the move to a new location (reference Legal proceedings below), the Company made a one time charge off of the net book value of leasehold improvements to the 200 Webro Rd. facility totaling $160,000.

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

On September 11, 1997, the Lessor of the premises located at 200 Webro Rd., Parsippany, NJ obtained a Consent Judgement for Possession and for Immediate Issuance of Warrant of Removal against the Company. On October 7, 1997, the Lessor filed a Notice of Motion to Enforce Settlement Agreement and Enter Default Judgement in the amount of $379,502 representing past due rent, tax arrearages, interest, late charges and accelerated damages based on rentals through July, 1998. The Lessor was granted an Order Enforcing Settlement Agreement and Entering Default Judgement against the Company for $379,502 which was filed in Superior Court of New Jersey on October 30, 1997.

The Company moved to occupy a 16,000 square foot building, for the executive offices, packaging operations and warehouse, located in an industrial park in Fairfield, New Jersey. The lease for the premises provides for rental payments in equal monthly installments of $7,333 until the expiration of the lease in September, 2002. In addition, the Company is required to pay all real estate taxes and utility expenses associated with the property. The lease may be renewed for another five year term upon its expiration.

The Company's wholly-owned subsidiary, APC, is in default on certain notes secured by the assets of APC and has executed an Assignment for the Benefit of Creditors to Steven Z. Jurista, Esq. as Assignee. This is a Court supervised liquidation procedure for insolvent corporations under New Jersey Law, N.J.S.A. 2A:19-1 et seq. The assets of APC consist primarily of machinery, equipment, inventory, and accounts receivable. The assets are subject to security interests, including a perfected security interest of Belcap Corporation of approximately $1.5 million.

On October 14, 1997, a Judge for The Superior Court of New Jersey signed an Order to Show Cause for Emergent Use Pending Sale of Assets and Notice of Sale of all the assets of APC. The Assignee has accepted an offer, and entered into a contract with Am Pharm Corp. for the purchase of all of the assets of APC for the sum of $25,000 subject to the first perfected security interest of Belcap Corporation, in an amount in excess of $1.5 million, and only if the assets can be acquired as a going concern. In the interest of full disclosure, please note that the shareholders of Am Pharm Corp. are also shareholders and principals of APC, and are therefore "insiders". The Court established November 20, 1997 as the Return Date for interested parties and creditors to show cause as to why the Court should not enter an Order authorizing the purchase of assets from the Assignee.

Management is seeking to attract a new operating entity to merge into the Company, however, there is no assurance that a new operating entity can be acquired on acceptable terms.

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

(1) $805,000 of such amount represents the discounted value of the promissory notes issued in connection with the debt restructuring and is payable in monthly installments through 2002. The discount reflects an effective interest rate of 1 1/2%. The notes are subordinated to certain future financings and are collateralized by substantially all of the assets of the Company. Notes for $660,000 were exchanged for 267,363 shares of the Company's Common Stock in April 1995.

Maturities of debt during the next five years, including the portion classified as current, are $144,000 in 1997, $144,000 in 1998, $144,000 in 1999, $144,000
in 2000, and $137,000 thereafter, less amounts representing imputed interest of $45,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Company's financial statements and the related notes thereto included elsewhere herein.

Results of Operations:

Sales:

Net sales for the nine and three months ended September 30, 1997 were $2,664,000 and $794,000 compared to $3,148,000 and $1,101,000 in the corresponding period of the prior fiscal year.

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

Gross Margins:

The Company's gross margin for the nine and three months ended September 30, 1997 decreased to $188,000 and $140,000 compared to $460,000 and $173,000 for the corresponding period of the prior fiscal year. The decrease in gross margins were attributable to an unfavorable sales mix, unfavorable absorption resulting from lower sales volume, and spending variances.

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

Operating Expenses:

Selling and distribution:

Selling and distribution costs for the nine and three months ended September 30, 1997 decreased $253,000 and $129,000 respectively, from the corresponding period of the prior fiscal year. The decrease in such costs is primarily attributable to decreases in personnel costs and the reassignment of personnel to other departments within the Company. Management expects selling and distribution costs in the futures to remain, as a percentage of sales, at the level of the past nine months, but there can be no assurance that such efforts to control costs will be successful.

General and administrative:

General and administrative costs for the nine and three months ended September 30, 1997 decreased $27,000 and $39,000 respectively, from the corresponding period of the prior fiscal year. The decreases in such costs are primarily attributable to decreases in personnel costs and professional fees.

Loss from operations:

Management's effort to achieve profitability is largely dependent on its ability to increase sales and improve gross margins and control operating costs.

Financial Condition:

Liquidity and Capital Resources:

The Company's working capital decreased $228,000 to ($2,527,000), at September 30, 1997 from ($2,299,000) at December 31, 1996. During the nine months ended September 30, 1997 the Company received short term loans from shareholders of $600,000. Since the Company's acquisition, cash expenditures have substantially exceeded its cash generated from operations and the Company has relied on the sale of capital stock and capital contributions and loans to fund its operating activities and capital expenditures. While the Company is taking steps to generate working capital, increase sales and achieve profitability, the current level of liquidity and capital resources, is not sufficient to fund the operations and growth of the Company.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

ITEM 3. Defaults Upon Senior Securities

Unpaid cumulative dividends on the Company's Series A and Series B Voting Cumulative Convertible Preferred Stock aggregated $1,219,000 through September 30, 1997.

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None

      (b)   Reports on Form 8-K:

            The Company filed current reports on Form 8-K dated October 10, 1997 and October 24, 1997, reporting under Item 5. "Other Events" that the expiration date of the Company's Class B and Class C Warrants were extended to April 30, 1998, that the Company moved to occupy new facilities and that certain legal actions were taken by the former landlord and by holders of secured notes which were in default. Reference is made to "Notes to Financial Statements - Contingencies and Other Matters - Legal proceedings" which are incorporated herein.

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

                                               American Pharmaceutical Company
                                               -------------------------------
                                                        (Registrant)


November 14, 1997                              /s/ Alfred C. Bagwell
                                                  ----------------------------
                                                   Alfred C. Bagwell, President
                                                   (Chief Executive Officer)